Form 10-Q
period 2007-03-31
ABINGTON BANCORP, INC./PA
filed 2007-06-26
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-142543

Abington Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	20-8613037
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Old York Road	19046
Jenkintown, Pennsylvania	(Zip Code)
(Address of Principal Executive Offices)

(215) 886-8280

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address or former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of June 25, 2007, no shares of the Registrant’s common stock were issued and outstanding (the Registrant became subject to the filing requirements of Sections 13 and 15(d) when its registration statement of Form S-1 was declared effective on May 14, 2007).

EXPLANATORY NOTE

Abington Bancorp, Inc., a Pennsylvania corporation (the “Registrant” or “Abington Bancorp”), was organized by Abington Savings Bank (the “Bank”) to facilitate the “second-step” conversion of the Bank from the mutual holding company structure to the stock holding company structure (the “Conversion”). The Conversion is expected to be consummated in late June 2007, at which time Abington Bancorp will become the holding company for the Bank and will own all of the issued and outstanding shares of the Bank’s common stock. As part of the Conversion, shares of Abington Bancorp’s common stock will be issued and sold in an offering to certain depositors of the Bank and others and will also be issued in exchange, pursuant to an exchange ratio, for the currently issued and outstanding shares of Abington Community Bancorp, Inc., the current mid-tier holding company for the Bank (“Abington Community Bancorp”), held by the “public” shareholders of Abington Community Bancorp, that is all shareholders except Abington Mutual Holding Company. Abington Bancorp filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on May 2, 2007 (File No. 333-142543), which was declared effective by the SEC on May 14, 2007. The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of Abington Bancorp have been included herein.

PART I - FINANCIAL INFORMATION

ITEM 1. CONCLUDED FINANCIAL STATEMENTS

The information required herein is incorporated by reference from the information appearing after the same heading at pages 1 through 25 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required herein is incorporated by reference from the information appearing after the same heading at pages 25 through 36 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required herein is incorporated by reference from the information appearing after the same heading at pages 36 through 38 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

2

ITEM 4. CONTROLS AND PROCEDURES

The information required herein is incorporated by reference from the information appearing after the same heading at page 38 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information required herein is incorporated by reference from the information appearing after the same heading at page 38 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

ITEM 1A. RISK FACTORS

The information required herein is incorporated by reference from the information appearing after the same heading at pages 16 through 20 in the Prospectus of Abington Bancorp, dated May 14, 2007, as filed with the SEC pursuant to Rule 424(b)(3) on May 23, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The information required herein is incorporated by reference from the information appearing after the same heading at page 39 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The information required herein is incorporated by reference from the information appearing after the same heading at page 40 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required herein is incorporated by reference from the information appearing after the same heading at page 40 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

3

ITEM 5. OTHER INFORMATION

The information required herein is incorporated by reference from the information appearing after the same heading at page 40 in the Quarterly Report on Form 10-Q of Abington Community Bancorp, Inc. (File No. 0-51077) for the quarter ended March 31, 2007 as filed with the SEC on May 15, 2007.

ITEM 6. EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

4

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.

Date: June 25, 2007	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: June 25, 2007	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer

5