Form 10-Q
period 2007-06-30
ABINGTON BANCORP, INC./PA
filed 2007-08-09
CIK 1397533

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number: 0-52705

Abington Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	20-8613037
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Old York Road
Jenkintown, Pennsylvania	19046
(Address of Principal Executive Offices)	(Zip Code)

(215) 886-8280

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former name, former address or former fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2007, 24,449,972 shares of the Registrant’s common stock were outstanding.

ABINGTON COMMUNITY BANCORP, INC.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	June 30, 2007	December 31, 2006

ASSETS

Cash and due from banks	$22,023,049	$22,136,438
Interest-bearing deposits in other banks	66,028,401	22,428,814
Securities purchased under agreements to resell	51,000,000	-
Total cash and cash equivalents	139,051,450	44,565,252
Investment securities held to maturity (estimated fair
value—2007, $20,247,497; 2006, $20,429,576)	20,392,349	20,393,430
Investment securities available for sale (amortized cost—
2007, $80,313,170; 2006, $75,834,898)	78,960,275	74,489,055
Mortgage-backed securities held to maturity (estimated fair
value—2007, $48,858,933; 2006, $53,957,015)	51,531,663	56,143,619
Mortgage-backed securities available for sale (amortized cost—
2007, $73,366,884; 2006, $79,831,266)	71,536,292	78,022,794
Loans receivable, net of allowance for loan losses
(2007, $1,683,539; 2006, $1,602,613)	639,075,786	605,062,980
Accrued interest receivable	4,673,795	4,365,535
Federal Home Loan Bank stock—at cost	10,394,400	11,240,700
Cash surrender value - bank owned life insurance	16,543,638	16,184,256
Property and equipment, net	9,905,398	8,908,910
Deferred tax asset	3,042,212	2,808,716
Prepaid expenses and other assets	4,966,764	3,001,035

TOTAL ASSETS	$1,050,074,022	$925,186,282

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$45,804,195	$45,186,397
Interest-bearing	562,570,566	541,815,163
Total deposits	608,374,761	587,001,560
Advances from Federal Home Loan Bank	158,364,457	196,293,273
Other borrowed money	22,536,646	17,781,260
Accrued interest payable	6,227,047	2,504,270
Advances from borrowers for taxes and insurance	4,753,194	2,624,310
Accounts payable and accrued expenses	5,347,056	4,879,385

Total liabilities	805,603,161	811,084,058

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized: 20,000,000 shares in 2007,
10,000,000 shares in 2006; none issued	-	-
Common stock, $0.01 par value; authorized: 80,000,000 shares in 2007,
40,000,000 shares in 2006; issued: 24,460,240 in 2007, 15,870,000 in 2006;
outstanding: 24,460,240 in 2007, 15,288,154 in 2006	244,602	158,700
Additional paid-in capital	200,564,221	69,674,243
Treasury stock—at cost, 581,846 shares in 2006	-	(8,317,848)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(16,570,774)	(6,388,788)
Recognition & Retention Plan Trust (RRP)	(2,236,923)	(2,606,781)
Deferred compensation plans trust	(1,141,310)	(1,059,116)
Retained earnings	66,200,465	65,252,214
Accumulated other comprehensive loss	(2,589,420)	(2,610,400)

Total stockholders' equity	244,470,861	114,102,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,050,074,022	$925,186,282

See notes to unaudited consolidated financial statements

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

INTEREST INCOME:
Interest on loans	$10,661,233	$9,457,145	$21,029,712	$18,174,928
Interest and dividends on investment and
mortgage-backed securities:
Taxable	2,794,990	2,538,558	5,433,787	4,884,370
Tax-exempt	212,726	212,726	425,453	427,208

Total interest income	13,668,949	12,208,429	26,888,952	23,486,506

INTEREST EXPENSE:
Interest on deposits	5,450,068	3,847,817	10,628,645	7,146,477
Interest on Federal Home Loan Bank advances	2,120,703	2,382,909	4,475,680	4,672,337
Interest on other borrowed money	234,572	207,690	419,132	351,817

Total interest expense	7,805,343	6,438,416	15,523,457	12,170,631

NET INTEREST INCOME	5,863,606	5,770,013	11,365,495	11,315,875
PROVISION FOR LOAN LOSSES	105,938	8,000	109,545	8,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	5,757,668	5,762,013	11,255,950	11,307,875

NON-INTEREST INCOME
Service charges	405,926	437,788	803,642	846,423
Rental income	7,536	7,536	15,072	15,172
Income on bank owned life insurance	180,915	166,564	359,382	333,251
Loss on sale of investment securities	-	-	-	(601)
Other income	115,483	138,748	219,214	251,379

Total non-interest income	709,860	750,636	1,397,310	1,445,624

NON-INTEREST EXPENSES
Salaries and employee benefits	2,406,354	2,122,290	4,733,898	4,243,698
Occupancy	436,968	386,946	873,778	774,691
Depreciation	199,543	168,232	383,725	317,151
Professional services	296,667	225,229	458,281	385,860
Data processing	357,302	309,727	707,978	634,075
ATM expense	89,256	81,545	176,815	164,038
Deposit insurance premium	37,678	34,802	74,510	69,278
Advertising and promotions	139,199	138,424	234,961	231,405
Other	580,108	543,300	1,095,951	982,170

Total non-interest expenses	4,543,075	4,010,495	8,739,897	7,802,366

INCOME BEFORE INCOME TAXES	1,924,453	2,502,154	3,913,363	4,951,133
PROVISION FOR INCOME TAXES	515,542	731,092	1,042,020	1,433,560
NET INCOME	$1,408,911	$1,771,062	$2,871,343	$3,517,573

BASIC EARNINGS PER COMMON SHARE	$0.06	$0.07*	$0.12	$0.15*
DILUTED EARNINGS PER COMMON SHARE	$0.06	$0.07*	$0.12	$0.14*

BASIC AVERAGE COMMON SHARES OUTSTANDING:	23,364,693	23,746,058*	23,362,864	23,885,378*
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	23,907,173	24,127,669*	23,931,605	24,278,351*

* Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to unaudited consolidated financial statements

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Common
					Stock
					Acquired		Accumulated
	Common		Additional		by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2007	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	-	-	-	-	-	2,871,343	-	2,871,343
Net realized holding loss on
available for sale securities
arising during the period, net
of tax benefit of $9,918	-	-	-	-	-	-	(19,254)	(19,254)
Amortization of unrecognized
prior service costs on defined
benefit pension plan, net
of tax expense of $20,728							40,234	40,234

Comprehensive income								2,892,323

Cash dividends declared,
($.08 per share)*	-	-	-	-	-	(1,923,092)	-	(1,923,092)
Cancellation of common stock	(15,870,000)	(158,700)	158,700	-	-	-	-	-
Issuance of common stock, net	24,460,240	244,602	134,642,301	-	-	-	-	134,886,903
Dissolution of Abington Mutual
Holding Company	-	-	4,123,098	-	-	-	-	4,123,098
Cancellation of treasury stock	-	-	(8,317,848)	8,317,848	-	-	-	-
Stock options expense	-	-	195,480	-	-	-	-	195,480
Common stock released from
benefit plans	-	-	88,247	-	620,782	-	-	709,029
Common stock acquired by
benefit plans	-	-	-	-	(10,515,104)	-	-	(10,515,104)

BALANCE—
JUNE 30, 2007	24,460,240	$244,602	$200,564,221	$-	$(19,949,007)	$66,200,465	$(2,589,420)	$244,470,861

					Common
					Stock
					Acquired		Accumulated
	Common		Additional		by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2006	15,870,000	$158,700	$69,234,964	$-	$(11,269,649)	$61,889,180	$(2,782,428)	$117,230,767

Comprehensive income:
Net income	-	-	-	-	-	3,517,573	-	3,517,573
Net realized holding loss on
available for sale securities
arising during the period, net
of tax benefit of $607,453	-	-	-	-	-	-	(1,179,176)	(1,179,176)

Comprehensive income								2,338,397

Treasury stock purchased	-	-	-	(8,240,427)	-	-	-	(8,240,427)
Cash dividends declared,
($.07 per share)*	-	-	-	-	-	(1,668,617)	-	(1,668,617)
Stock options expense	-	-	183,163	-	-	-	-	183,163
Common stock released from
benefit plans	-	-	(10,388)	-	610,457	-	-	600,069
Common stock acquired by
benefit plans	-	-	-	-	(9,876)	-	-	(9,876)

BALANCE—
JUNE 30, 2006	15,870,000	$158,700	$69,407,739	$(8,240,427)	$(10,669,068)	$63,738,136	$(3,961,604)	$110,433,476

* Dividends per share for all periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$2,871,343	$3,517,573
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	109,545	8,000
Depreciation	383,725	317,151
Share-based compensation expense	899,309	783,232
Loss on sale of investment securities	-	601
Deferred income tax benefit	(244,306)	(115,293)
Amortization of:
Deferred loan fees	(410,043)	(427,182)
Premiums and discounts, net	31,529	67,803
Income from bank owned life insurance	(359,382)	(333,251)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(308,260)	(259,476)
Prepaid expenses and other assets	(1,965,729)	378,256
Accrued interest payable	3,722,777	3,216,878
Accounts payable and accrued expenses	446,439	2,011,593

Net cash provided by operating activities	5,176,947	9,165,885

INVESTING ACTIVITIES:
Principal collected on loans	75,645,956	74,378,611
Disbursements for loans	(109,358,264)	(124,798,646)
Purchases of:
Mortgage-backed securities available for sale	-	(10,064,597)
Investments available for sale	(19,077,531)	(10,062,371)
Federal Home Loan Bank stock	(381,400)	(1,416,191)
Property and equipment	(1,380,213)	(1,954,098)
Proceeds from:
Sales and maturities of investments available for sale	14,600,000	11,179,688
Principal repayments of mortgage-backed securities held to maturity	4,566,363	5,690,564
Principal repayments of mortgage-backed securities available for sale	6,478,786	7,200,885
Redemption of Federal Home Loan Bank stock	1,227,700	998,691

Net cash used in investing activities	(27,678,603)	(48,847,464)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts	2,386,976	(15,757,779)
Net increase in certificate accounts	18,986,225	56,595,528
Net increase in other borrowed money	4,755,386	6,884,912
Advances from Federal Home Loan Bank	372,610,000	476,200,000
Repayments of advances from Federal Home Loan Bank	(410,538,816)	(474,024,698)
Net increase in advances from borrowers for taxes and insurance	2,128,884	1,840,260
Purchase of treasury stock	-	(8,240,427)
Acquisition of stock for benefit plans	(10,427,710)	-
Proceeds from stock issuance, net	134,886,903	-
Dissolution of Abington Mutual Holding Company	4,123,098	-
Payment of cash dividend	(1,923,092)	(1,668,617)

Net cash provided by financing activities	116,987,854	41,829,179

NET INCREASE IN CASH AND CASH EQUIVALENTS	94,486,198	2,147,600

CASH AND CASH EQUIVALENTS—Beginning of period	44,565,252	27,714,241

CASH AND CASH EQUIVALENTS—End of period	$139,051,450	$29,861,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest on deposits and other borrowings	$11,800,680	$8,953,753
Income taxes	$1,300,000	$1,475,000

Cancellation of treasury stock	$8,317,848	$-

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation— Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was recently organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). Pursuant to the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiary, ASB Investment Co. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Bank’s executive offices are in Jenkintown, Pennsylvania, with ten other branches and six limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II, and its wholly owned subsidiaries, and Abington Corp. are currently inactive subsidiaries.

Abington Community Bancorp, Inc., a Pennsylvania corporation, was the former mid-tier holding company for the Bank. Abington Community Bancorp was organized in conjunction with the Bank’s reorganization from the mutual savings bank to the mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, was the mutual holding company parent of Abington Community Bancorp, Inc. and originally owned 55% of Abington Community Bancorp’s outstanding stock. As a result of treasury stock purchases, this stake increased to approximately 57% of Abington Community Bancorp’s outstanding stock at the time of the Bank’s second-step conversion.

On June 27, 2007, a second-step conversion was completed after which Abington Mutual Holding Company and Abington Community Bancorp, Inc. ceased to exist and were replaced by Abington Bancorp, Inc. was organized as the new stock-form holding company for the Bank and successor to Abington Community Bancorp. A total of 13,965,600 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.9 million, net of offering costs of approximately $4.8 million. The Company contributed $67.4 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $10.4 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 1,042,771 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of Abington Community Bancorp, Inc. were exchanged for exactly 1.6 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 10,494,640 outstanding shares of the Company for a total of 24,460,240 outstanding shares as of the closing of the second-step conversion on June 27, 2007. Treasury stock held was cancelled.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Community Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2006, included in the Company's prospectus, dated May 14, 2007, as filed with the Securities and Exchange Commission ("SEC"), pursuant to Rule 424(b)(3) on May 23, 2007 (File No. 333-142543). The results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other period.

Use of Estimates in the Preparation of Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. The Company’s most significant estimates are the allowance for loan losses, the assessment of other-than-temporary impairment of investment and mortgage-backed securities and deferred income taxes.

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the six months ended June 30, 2007 or 2006.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio.

The allowance consists of specific allowances for impaired loans, a general allowance on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. The allowance on impaired loans is established for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. The general valuation allowance on classified loans which are not impaired relates to loans that are classified as either doubtful, substandard or special mention. Such classifications are based on identified weaknesses that increase the credit risk of the loan. The general allowance on non-classified loans is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This allowance is based on historical loss experience adjusted for qualitative factors.

The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment losses are included in the provision for loan losses.

Comprehensive Income—The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to stockholders’ equity. These amounts consist of unrealized holding gains (losses) on available for sale securities and unrecognized deferred costs of the Company’s defined benefit pension plan.

The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Net unrealized loss on securities arising
during the year	$(475,661)	$(619,793)	$(19,254)	$(1,179,573)
Plus: reclassification adjustment for net
losses included in net income, net of tax
benefit of $204 in 2006	-	-	-	397

Net unrealized loss on securities	$(475,661)	$(619,793)	$(19,254)	$(1,179,176)

Amortization of unrecognized prior service
cost on defined benefit pension plan,
net of tax	20,117	-	40,234	-

Total other comprehensive income (loss)	$(455,544)	$(619,793)	$20,980	$(1,179,176)

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2007	2006

Net unrealized loss on securities	$(2,101,102)	$(2,081,848)
Unrecognized deferred costs of defined benefit plan	(488,318)	(528,552)

Total accumulated other comprehensive loss	$(2,589,420)	$(2,610,400)

Share-Based Compensation—The Company accounts for its share-based compensation awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

At June 30, 2007, the Company has two share-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan of Abington Community Bancorp, each of which was assumed by the Company as part of the second-step conversion. Share awards were first issued under these plans in July 2005 and have been adjusted for the exchange ratio. These plans are more fully described in Note 6.

The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 6. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Earnings per share—Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2007, there were no antidilutive CSEs. For the three and six months ended June 30, 2006, there were 1,025,440 antidilutive CSEs, representing 100% of the outstanding options. Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Earnings per share were calculated as follows:

	Three Months Ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted

Net income	$1,408,911	$1,408,911	$1,771,062	$1,771,062
Weighted average shares outstanding	23,364,693	23,364,693	23,746,058	23,746,058
Effect of common share equivalents	-	542,480	-	381,611
Adjusted weighted average shares used
in earnings per share computation	23,364,693	23,907,173	23,746,058	24,127,669

Earnings per share	$0.06	$0.06	$0.07	$0.07

	Six Months Ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted

Net income	$2,871,343	$2,871,343	$3,517,573	$3,517,573
Weighted average shares outstanding	23,362,864	23,362,864	23,885,378	23,885,378
Effect of common share equivalents	-	568,741	-	392,973
Adjusted weighted average shares used
in earnings per share computation	23,362,864	23,931,605	23,885,378	24,278,351

Earnings per share	$0.12	$0.12	$0.15	$0.14

Recent Accounting Pronouncements—In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, which will require the Company to recognize an additional liability and compensation expense related to our BOLI policies.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract. EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company adopted this consensus as of January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We elected not to early adopt the provisions of this statement, and we are currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 159 on our consolidated financial position or results of operations.

Reclassifications—Certain items in the 2006 consolidated financial statements have been reclassified to conform to the presentation in the 2007 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,392,349	$7,012	$(151,864)	$20,247,497

Total debt securities	$20,392,349	$7,012	$(151,864)	$20,247,497

	Available for Sale
	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$75,992,723	$12,305	$(1,270,137)	$74,734,891
Corporate bonds and
commercial paper	499,771	-	(1,876)	497,895
Certificates of deposit	685,000	-	-	685,000

Total debt securities	77,177,494	12,305	(1,272,013)	75,917,786

Equity securities:
Common stock	10	513	-	523
Mutual funds	3,135,666	-	(93,700)	3,041,966

Total equity securities	3,135,676	513	(93,700)	3,042,489

Total	$80,313,170	$12,818	$(1,365,713)	$78,960,275

	Held to Maturity
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,393,430	$66,540	$(30,394)	$20,429,576

Total debt securities	$20,393,430	$66,540	$(30,394)	$20,429,576

	Available for Sale
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$71,492,107	$24,640	$(1,286,913)	$70,229,834
Corporate bonds and
commercial paper	499,646	-	(2,926)	496,720
Certificates of deposit	785,000	-	-	785,000

Total debt securities	72,776,753	24,640	(1,289,839)	71,511,554

Equity securities:
Common stock	10	465	-	475
Mutual funds	3,058,135	-	(81,109)	2,977,026

Total equity securities	3,058,145	465	(81,109)	2,977,501

Total	$75,834,898	$25,105	$(1,370,948)	$74,489,055

During the six months ended June 30, 2006 a gross loss of approximately $600 was recognized on the sale of certain available for sale equity securities. Proceeds from this sale were approximately $500,000. There were no sales of debt or equity securities during the six months ended June 30, 2007.

No impairment charge was recognized on investment securities during the six months ended June 30, 2007 or 2006.

Included in debt securities are structured notes with federal agencies. These structured notes consist of step-up bonds which provide the agency with the right, but not the obligation, to call the bonds on the step-up date.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2007
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$15,585,772	$15,447,666	$-	$-
Due after one year through five years	51,599,000	51,154,520	-	-
Due after five years through ten years	9,992,722	9,315,600	-	-
Due after ten years	-	-	20,392,349	20,247,497

Total	$77,177,494	$75,917,786	$20,392,349	$20,247,497

The table below sets forth investment securities which had an unrealized loss position as of June 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(145,413)	$17,653,422	$(6,451)	$498,830

Total securities held to maturity	(145,413)	17,653,422	(6,451)	498,830

Securities available for sale:
Government agency securities	$(131,865)	$21,873,755	$(1,138,272)	$41,854,450
Other securities	-	-	(95,576)	3,539,861

Total securities available for sale	(131,865)	21,873,755	(1,233,848)	45,394,311

Total	$(277,278)	$39,527,177	$(1,240,299)	$45,893,141

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(26,015)	$5,877,674	$(4,379)	$501,090

Total securities held to maturity	(26,015)	5,877,674	(4,379)	501,090

Securities available for sale:
Agency bonds	(3,120)	3,996,880	(1,283,793)	54,208,315
Other securities	-	-	(84,035)	3,473,746

Total securities available for sale	(3,120)	3,996,880	(1,367,828)	57,682,061

Total	$(29,135)	$9,874,554	$(1,372,207)	$58,183,151

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of 20 securities having an aggregate depreciation of 2.6% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at June 30, 2007, consisted of 52 securities having an aggregate depreciation of 0.7% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

3.	MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$22,263,307	$-	$(1,266,901)	$20,996,406
FHLMC pass-through
certificates	15,891,545	-	(1,022,694)	14,868,851
Collateralized mortgage
obligations	13,376,811	460	(383,595)	12,993,676

Total	$51,531,663	$460	$(2,673,190)	$48,858,933

	Available for sale
	June 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$361,294	$10,330	$(57)	$371,567
FNMA pass-through
certificates	8,953,940	17,617	(233,209)	8,738,348
FHLMC pass-through
certificates	59,396,627	92,298	(1,544,737)	57,944,188
Collateralized mortgage
obligations	4,655,023	2,459	(175,293)	4,482,189

Total	$73,366,884	$122,704	$(1,953,296)	$71,536,292

	Held to Maturity
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$24,298,423	$-	$(969,362)	$23,329,061
FHLMC pass-through
certificates	17,103,783	-	(853,654)	16,250,129
Collateralized mortgage
obligations	14,741,413	28,704	(392,292)	14,377,825

Total	$56,143,619	$28,704	$(2,215,308)	$53,957,015

	Available for sale
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$424,074	$10,308	$(743)	$433,639
FNMA pass-through
certificates	9,726,032	37,334	(184,091)	9,579,275
FHLMC pass-through
certificates	64,665,295	120,584	(1,627,920)	63,157,959
Collateralized mortgage
obligations	5,015,865	3,346	(167,290)	4,851,921

Total	$79,831,266	$171,572	$(1,980,044)	$78,022,794

There were no sales of mortgage-backed securities during the six months ended June 30, 2007 and 2006.

No impairment charge was recognized on mortgage-backed securities during the six months ended June 30, 2007 and 2006.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of June 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$-	$-	$(1,266,901)	$20,996,406
FHLMC pass-through
certificates	-	-	(1,022,694)	14,868,851
Real estate mortgage
investment conduits	-	-	(383,595)	12,055,395

Total securities held to maturity	-	-	(2,673,190)	47,920,652

Securities available for sale:
GNMA pass-through
certificates	$(57)	$61,633	$-	$-
FNMA pass-through
certificates	(146)	23,157	(233,063)	5,886,193
FHLMC pass-through
certificates	(6,960)	1,458,206	(1,537,777)	48,665,463
Real estate mortgage
investment conduits	-	-	(175,293)	4,404,709

Total securities available for sale	(7,163)	1,542,996	(1,946,133)	58,956,365

Total	$(7,163)	$1,542,996	$(4,619,323)	$106,877,017

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$-	$-	$(969,362)	$23,329,061
FHLMC pass-through
certificates	-	-	(853,654)	16,250,129
Collateralized mortgage
obligations	(111,660)	3,871,654	(280,632)	9,839,646

Total securities held to maturity	(111,660)	3,871,654	(2,103,648)	49,418,836

Securities available for sale:
GNMA pass-through
certificates	-	-	(743)	80,548
FNMA pass-through
certificates	(263)	34,026	(183,828)	6,426,884
FHLMC pass-through
certificates	(3,247)	1,644,371	(1,624,673)	52,967,849
Collateralized mortgage
obligations	-	-	(167,290)	4,767,131

Total securities available for sale	(3,510)	1,678,397	(1,976,534)	64,242,412

Total	$(115,170)	$5,550,051	$(4,080,182)	$113,661,248

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2007, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 47 securities having an aggregate depreciation of 4.1% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at June 30, 2007, consisted of five securities having an aggregate depreciation of 0.5% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

4.	LOANS RECEIVABLE - NET

Loans receivable consist of the following:

	June 30, 2007	December 31, 2006

One-to four-family residential	$410,249,223	$375,743,476
Multi-family residential and commercial	77,703,093	92,427,910
Construction	138,461,829	134,976,214
Home equity lines of credit	31,740,996	33,953,399
Commercial business loans	19,822,667	11,416,252
Consumer non-real estate loans	5,224,921	4,399,778

Total loans	683,202,729	652,917,029

Less:
Construction loans in process	(41,672,043)	(45,338,523)
Deferred loan fees	(771,361)	(912,913)
Allowance for loan losses	(1,683,539)	(1,602,613)

Loans receivable—net	$639,075,786	$605,062,980

Following is a summary of changes in the allowance for loan losses:

	Six Meonths Ended	Year Ended
	June 30, 2007	December 31, 2006

Balance—beginning of year	$1,602,613	$1,454,510
Provision for loan losses	109,545	185,521
Charge-offs	(36,224)	(55,460)
Recoveries	7,605	18,042
(Charge-offs)/recoveries—net	(28,619)	(37,418)

Balance—end of period	$1,683,539	$1,602,613

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.

As of June 30, 2007 and December 31, 2006, the recorded investment in loans that were considered to be impaired was as follows.

	June 30,	December 31,
	2007	2006

Impaired collateral-dependent loans	$4,904,329	$2,346,896
Average balance of impaired loans	$3,633,348	$709,639
Interest income recognized on
impaired loans	$-	$65,955

As a result of the Company’s measurement of impaired loans, an allowance of $105,000 was established for impaired loans at June 30, 2007. No allowance for loan losses was established for impaired loans at December 31, 2006.

Non-accrual loans at June 30, 2007 and December 31, 2006, amounted to approximately $4.9 million and $2.3 million, respectively. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at June 30, 2007 and December 31, 2006, amounted to approximately $4.9 million and $2.6 million, respectively.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the six months ended June 30, 2007 and 2006, no cash basis interest income was recognized. Interest income foregone on non-accrual loans was $196,000 for the six months ended June 30, 2007. No interest income was foregone on non-accrual loans for the six months ended June 30, 2006.

5.	DEFERRED INCOME TAXES

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	June 30, 2007	December 31, 2006

Deferred tax assets:
Allowance for loan losses	$572,403	$544,888
Deferred compensation	1,683,798	1,503,835
Unrealized loss on securities available-for-sale	1,082,385	1,072,467
Property and equipment	41,248	19,157

Total deferred tax assets	3,379,834	3,140,347

Deferred tax liabilities:
Deferred loan fees	(319,746)	(313,063)
Other	(17,876)	(18,568)

Total deferred tax liabilities	(337,622)	(331,631)

Net deferred tax asset	$3,042,212	$2,808,716

6.	PENSION AND PROFIT SHARING PLANS

In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, which was frozen retroactive to January 1, 2005, a board of directors deferred compensation plan for directors, and a 401(k) retirement plan for substantially all of its employees. Further detail of these plans can be obtained from the Company’s prospectus, dated May 14, 2007, as filed with the SEC pursuant to Rule 424(b)(3) on May 23, 2007.

Supplemental Retirement Plan

The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive loss are as follows:

	Six Months Ended June 30,
	2007	2006

Components of net periodic pension cost:
Service cost	$71,172	$53,728
Interest cost	71,866	65,479
Expected return on assets	-	-
Amortization of prior service cost	60,962	60,793

Net periodic pension cost	$204,000	$180,000

Other changes in plan assets and benefit
obligations recognized in accumulated
other comprehensive loss:
Amortization of prior service cost	(40,234)	-
Total recognized in accumulated other
comprehensive income	(40,234)	-
Total recognized in net periodic pension cost and
accumulated other comprehensive loss	$163,766	$180,000

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Six Months Ended June 30,
	2007	2006

Discount rate	5.75%	5.55%
Rate of return on assets	n/a	n/a
Rate of increase in future board fees/salary levels	4.00%	4.00%

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive loss, net of tax, as follows:

	June 30,	December 31,
	2007	2006

Amount recognized in accumulated
other comprehensive loss for:
Net actuarial loss	$70,968	$70,968
Prior service cost	417,350	457,584
Total recognized in accumulated
other comprehensive loss	$488,318	$528,552

Employee Stock Ownership Plan

In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). All of these purchases were completed by December 31, 2005. These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At June 30, 2007, the ESOP held approximately 1.8 million unallocated shares of Company common stock with a fair value of $17.5 million and approximately 122,000 allocated shares with a fair value of $1.2 million. During each of the three-month periods ended June 30, 2007 and 2006, approximately 15,200 shares were committed to be released to participants, resulting in recognition of approximately $175,000 and $135,000 in compensation expense, respectively. During each of the six-month periods ended June 30, 2007 and 2006, approximately 30,500 shares were committed to be released to participants, resulting in recognition of approximately $360,000 and $261,000 in compensation expense, respectively.

Recognition and Retention Plan

In June 2005, the shareholders of Abington Community Bancorp approved the adoption of the 2005 Recognition and Retention Plan (the “RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the RRP. The RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the RRP, the Recognition Plan Trust (the “Trust”) acquired 457,056 shares (adjusted for the second-step conversion exchange ratio) of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share (as adjusted). The Company made sufficient contributions to the Trust to fund the purchase of these shares. No additional purchases are expected to be made by the Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the Trust have been granted to certain officers, employees and directors of the Company. RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the RRP as of June 30, 2007 and 2006, and changes during the six months ended June 30, 2007 and 2006 are presented below. The number of shares and weighted average grant date fair value for both periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Six Months Ended June 30,
	2007		2006
		Weighted		Weighted
	Number of	average grant	Number of	average grant
	shares	date fair value	shares	date fair value

Nonvested at the beginning of the year	366,285	$7.54	457,056	$7.51
Granted	-	-	-	-
Vested	-	-	-	-
Forfeited	-	-	(3,200)	7.51

Nonvested at the end of the period	366,285	$7.54	453,856	$7.51

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and six-month periods ended June 30, 2007, approximately 23,000 and 46,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $172,000 and $344,000 in compensation expense, respectively. A deferred tax benefit of approximately $59,000 and $117,000, respectively, was recognized during these periods. During the three- and six-month periods ended June 30, 2006, approximately 23,000 and 45,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $171,000 and $339,000 in compensation expense, respectively. A deferred tax benefit of approximately $58,000 and $115,000, respectively, was recognized during these periods. As of June 30, 2007, approximately $2.1 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At June 30, 2007, the weighted average remaining lives of the RRP awards was approximately 3.0 years.

Stock Options

In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “Option Plan”). As a result of the second-step conversion, the Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2007, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the Option Plan of which 76,960 shares remain available for grant.

A summary of the status of the Company’s stock options under the Option Plan as of June 30, 2007 and 2006, and changes during the six months ended June 30, 2007 and 2006 are presented below. The number of options and weighted average exercise price for both periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Six Months Ended June 30,
	2007		2006
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	1,065,680	$7.62	1,029,200	$7.52
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	(3,760)	7.51

Outstanding at the end of the period	1,065,680	$7.62	1,025,440	$7.52

Exercisable at the end of the period	205,088	$7.52	-	$-

The following table summarizes all stock options outstanding (as adjusted for the exchange ratio) under the Option Plan as of June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in years)

$7.51	1,018,240	$7.51	8.0	203,648	$7.51
8.35	7,200	8.35	8.4	1,440	8.35
10.18	40,240	10.18	9.4	-	-

Total	1,065,680	$7.62	8.1	205,088	$7.52

Intrinsic value	$2,085,850			$417,170

During the three and six months ended June 30, 2007, approximately $98,000 and $195,000, respectively, was recognized in compensation expense for the Option Plan. A deferred tax benefit of approximately $9,000 and $19,000, respectively, was recognized during each of these periods. During the three and six months ended June 30, 2006, approximately $92,000 and $183,000, respectively, was recognized in compensation expense for the Option Plan. A deferred tax benefit of approximately $9,000 and $18,000, respectively, was recognized during each of these periods. At June 30, 2007, approximately $1.2 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.1 years.

7.	COMMITMENTS AND CONTINGENCIES

The Bank had approximately $7.4 million in outstanding mortgage loan commitments at June 30, 2007. The commitments are expected to be funded within 90 days with approximately $7.2 million in fixed rate loans with interest rates ranging from 5.625% to 6.500%. The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2006. These loans were not originated for resale. Also outstanding at June 30, 2007 and December 31, 2006, were unused lines of credit totaling approximately $67.2 million and $69.1 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At June 30, 2007 and December 31, 2006, the Bank had letters of credit outstanding of approximately $19.5 million and $16.3 million, respectively, of which $18.1 million and $14.8 million, respectively, were standby letters of credit. At June 30, 2007 and December 31, 2006, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both June 30, 2007 and December 31, 2006, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At June 30, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview—The Company was formed by the Bank in connection with the Bank’s second-step conversion and reorganization, completed on June 27, 2007. Previously, Abington Community Bancorp was the mid-tier holding company for the Bank, and Abington Mutual Holding Company owned approximately 57% of Abington Community Bancorp’s outstanding stock. Upon completion of the second-step reorganization, Abington Community Bancorp, Inc. and Abington Mutual Holding Company ceased to exist and the Company became the holding company for the Bank. The Bank is now a wholly owned subsidiary of the Company.

The Company’s results of operations are primarily dependent on the results of the Bank. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, gains or losses on derivative instruments, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with ten other branches and six limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

We earned net income of $1.4 million for the quarter ended June 30, 2007, representing a decrease of $362,000 over the comparable 2006 period. Diluted earnings per share decreased to $0.06 for the quarter compared to $0.07 for the second quarter of 2006. Additionally, we earned net income of $2.9 million for the six months ended June 30, 2007, representing a decrease of $646,000 compared to the first six months of 2006. Diluted earnings per share decreased to $0.12 for the first half of 2007 from $0.14 for the first half of 2006. Earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. The decrease in net income was due primarily to two factors - the continued compression of our interest rate spread in the current interest rate environment, which limited the increase in our net interest income, and an increase in our non-interest expense due largely to our recent branch expansion.

Net interest income was $5.9 million and $11.4 million for the three months and six months ended June 30, 2007, respectively, representing increases of 1.6% and 0.4%, respectively, over the comparable 2006 periods. While our net interest income increased in the 2007 periods, the amount of such increase was limited by continuing compression in our interest rate spread and net interest margin. Our average interest rate spread and net interest margin for the second quarter of 2007 decreased to 1.85% and 2.55%, respectively, from 2.23% and 2.78%, respectively, for the second quarter of 2006. Our average interest rate spread and net interest margin for first half of 2007 decreased to 1.87% and 2.52%, respectively, from 2.22% and 2.76%, respectively, for the first half of 2006.

Our total non-interest income amounted to $710,000 for the second quarter of 2007 compared to $751,000 for the second quarter of 2006. For the six months ended June 30, 2007, our total non-interest income amounted to $1.4 million, a decrease of $48,000 from the six months ended June 30, 2006. Our total non-interest expense for the second quarter of 2007 amounted to $4.5 million, representing an increase of $533,000 from the second quarter of 2006. For the six months ended June 30, 2007, our total non-interest expense amounted to $8.7 million, representing an increase of $938,000 or 12.0% from the six months ended June 30, 2006. For both the three-month and six-month periods, the largest increases in expense were in salaries and employee benefits, occupancy, depreciation, professional services, data processing and other non-interest expense. The increases were primarily due to an increase in the total number of employees and our branch expansion.

The Company’s total assets increased $124.9 million, or 13.5%, to $1.1 billion at June 30, 2007 compared to $925.2 million at December 31, 2006. The increase in total assets was due primarily to $134.9 million in net proceeds received from the Company’s second-step conversion and stock offering completed on June 27, 2007. Our cash and cash equivalents increased $94.5 million and our net loans receivable increased $34.0 million during the first half of 2007. Our total deposits increased $21.4 million or 3.6% to $608.4 million at June 30, 2007 compared to $587.0 million at December 31, 2006. The increase was due to growth in all types of deposit accounts with the largest dollar growth in certificate accounts. Our stockholders’ equity increased $130.4 million to $244.5 million at June 30, 2007 compared to $114.1 million at December 31, 2006. The increase was due primarily to the $134.9 million in net proceeds received from the second-step conversion and stock offering.

Critical Accounting Policies, Judgments and Estimates—In reviewing and understanding financial information for Abington Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our unaudited consolidated financial statements. The accounting and financial reporting policies of Abington Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the bases for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans, a general allowance on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

We establish a general valuation allowance on classified loans which are not impaired. We segregate these loans by category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio. The categories used by the Company include “Doubtful,” “Substandard” and “Special Mention.” Classification of a loan within such categories is based on identified weaknesses that increase the credit risk of the loan.

We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends, and management’s evaluation of the collectibility of the loan portfolio.

The allowance is adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment.

While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan loss have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Income Taxes—Management makes estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses. Management also estimates a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective. Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision from management’s initial estimates.

In evaluating our ability to recover deferred tax assets, management considers all available positive and negative evidence, including our past operating results and our forecast of future taxable income. In determining future taxable income, management makes assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2007 AND DECEMBER 31, 2006

The Company’s total assets increased $124.9 million, or 13.5%, to $1.1 billion at June 30, 2007 compared to $925.2 million at December 31, 2006. The increase in total assets was due primarily to $134.9 million in net proceeds received from the Company’s second-step conversion and stock offering completed on June 27, 2007. Our cash and cash equivalents increased $94.5 million to $139.1 million at June 30, 2007 from $44.6 million at December 31, 2006. The increase in cash and cash equivalents included the purchase of $51.0 million of securities purchased under agreements to resell and a $43.6 million increase in interest-bearing deposits in other banks. Additionally, our net loans receivable increased $34.0 million or 5.6% during the first half of 2007. The largest loan growth occurred in one- to four-family residential loans, which increased $34.5 million or 9.2%, and commercial business loans, which increased $8.4 million or 73.6%. Construction loans increased $3.5 million or 2.6%. These increases were partially offset by a $14.7 million decrease in multi-family residential and commercial loans and a $2.2 million decrease in home equity lines of credit. Also contributing to the overall increase in assets during the first half of 2007 was an increase in property and equipment, net, of $996,000 or 11.2%, primarily as a result of increased investment in new branches.

Our total deposits increased $21.4 million or 3.6% to $608.4 million at June 30, 2007 compared to $587.0 million at December 31, 2006. The increase was due to growth in all types of deposit accounts. Although the most significant increase in dollar terms was to certificate accounts, which grew $19.0 million during the first six months of 2007, checking accounts grew $1.2 million and savings and money market accounts grew $1.2 million, resulting in an increase of $2.4 million in core deposits. Our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $4.8 million during the first half of 2007. Advances from the Federal Home Loan Bank (“FHLB”) decreased $37.9 million or 19.3% to $158.4 million at June 30, 2007. The decrease in advances was primarily due to the Company’s decreased need for such funds as a result of the net proceeds received from the second-step conversion and stock offering.

Our stockholders’ equity increased $130.4 million to $244.5 million at June 30, 2007 compared to $114.1 million at December 31, 2006. The increase was due primarily to the $134.9 million in net proceeds received from the second-step conversion and stock offering. The Company sold approximately 14.0 million shares of stock in its subscription, community and syndicated community offerings and issued approximately 10.5 million additional shares of its stock in exchange for the previously outstanding shares of Abington Community Bancorp, Inc., the Bank’s former “mid-tier” holding company. The conversion and reorganization included the cancellation of the approximately 582,000 shares of treasury stock of Abington Community Bancorp with a cost basis of $8.3 million. A portion of the offering proceeds were used to make a loan to our employee stock ownership plan (“ESOP”), which purchased approximately 1.0 million shares of the Company’s common stock for an aggregate cost of $10.4 million. Our retained earnings increased $948,000 during the first half of 2007 as our net income of $2.9 million was partially offset by a reduction of $1.9 million resulting from the payment of our first and second quarter dividends.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2007, our cash and cash equivalents amounted to $94.5 million. In addition, at such date we had $15.6 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $150.5 million at June 30, 2007.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2007, we had certificates of deposit maturing within the next 12 months amounting to $319.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the six months ended June 30, 2007, and the year ended December 31, 2006, the average balance of our outstanding FHLB advances was $183.9 million and $201.8 million, respectively. At June 30, 2007, we had $158.4 million in outstanding FHLB advances and we had $423.4 million in additional FHLB advances available to us.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. We have increased our utilization of borrowings in recent years as an alternative to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the Federal Home Loan Bank as collateral for such advances.

Our stockholders’ equity amounted to $244.5 million at June 30, 2007, an increase of $130.4 million from stockholders’ equity of $114.1 million at December 31, 2006. The increase was due primarily to the $134.9 million in net proceeds received from our second-step conversion and stock offering. Half of these net proceeds, approximately $67.4 million, were invested in Abington Bank. These proceeds have been initially invested in short-term, liquid investments to earn a market rate of return. The net proceeds received by the Bank have further strengthened its capital position, which already exceeded all regulatory requirements (see table below). Our long-term plan continues to be to leverage our capital through retail deposit and loan growth. Specifically, we plan to use the net proceeds received by the Bank to fund new loans, to invest in mortgage-backed securities, to finance the expansion of our business activities, including developing new branch locations and for general corporate purposes. Towards this goal, we opened three new branches during the first half of 2007, and we have further plans to open additional branches in the second half of 2007 and in 2008. Although these branches will require a period of time to generate sufficient revenues to offset their costs, our ongoing branch expansion is a key component of our long-term business strategy. A portion of the net proceeds from the offering retained by the Company have been used to make a loan to our employee stock ownership plan (“ESOP”) to fund the purchase of 1,042,771 shares of the Company’s common stock at an aggregate cost of $10.4 million. The remaining net proceeds held by the Company have been deposited in the Bank. In the long term, these proceeds may be used to invest in securities, to pay dividends to shareholders, to repurchase shares of the Company’s common stock, subject to regulatory restrictions and to finance the possible acquisition of financial institutions or branch offices or other businesses that are related to banking. Although we currently have no plans, understandings or agreements with respect to any specific acquisitions, we are constantly considering potential opportunities to increase long-term shareholder value.

The following table summarizes regulatory capital ratios for the Company and the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At		Regulatory Minimum	To Be Well Capitalized
	June 30, 2007	December 31, 2006
Capital Ratios:
Tier 1 leverage ratio
The Company	N/A	12.80%	4.00%	N/A
The Bank	16.61%	10.54	4.00	5.00%
Tier 1 risk-based capital ratio
The Company	N/A	20.01	4.00	N/A
The Bank	25.93	16.49	4.00	6.00
Total risk-based capital ratio
The Company	N/A	20.29	8.00	N/A
The Bank	26.20	16.77	8.00	10.00

SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation awards in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

At June 30, 2007, the Company had two stock-based compensation plans, the 2005 Recognition and Retention Plan (“RRP”) and the 2005 Stock Option Plan (the “Option Plan”). Share awards were first issued under these plans in July 2005. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

During the three-month periods ended June 30, 2007 and 2006, we recognized approximately $172,000 and $171,000, respectively, in compensation expense related to the amortization of RRP shares. During the six-month periods ended June 30, 2007 and 2006, we recognized approximately $344,000 and $339,000, respectively, in compensation expense related to the amortization of RRP shares. As of June 30, 2007, approximately $2.1 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At June 30, 2007, the weighted average remaining lives of the RRP awards was approximately 3.0 years.

During the three-month periods ended June 30, 2007 and 2006, approximately $98,000 and $92,000, respectively, was recognized in compensation expense for the Option Plan. During the six-month periods ended June 30, 2007 and 2006, approximately $195,000 and $183,000, respectively, was recognized in compensation expense for the Option Plan. At June 30, 2007, approximately $1.2 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.1 years.

The Company also has an employee stock ownership plan (“ESOP”). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three-month periods ended June 30, 2007 and 2006, we recognized approximately $175,000 and $135,000, respectively, in compensation expense due to the ESOP. During the six-month periods ended June 30, 2007 and 2006, we recognized approximately $360,000 and $261,000, respectively, in compensation expense due to the ESOP.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2007 and December 31, 2006, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2007 and December 31, 2006, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $116.3 million and $118.1 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At June 30, 2007 and December 31, 2006, the Bank had letters of credit outstanding of approximately $19.5 million and $16.3 million, respectively, of which $18.1 million and $14.8 million, respectively, were standby letters of credit. At June 30, 2007 and December 31, 2006, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both June 30, 2007 and December 31, 2006, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At June 30, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at June 30, 2007.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years
	(In Thousands)
Letters of credit	$19,537	$18,935	$597	$--	$5
Recourse obligations on loans sold	185	--	--	--	185
Commitments to originate loans	7,387	7,387	--	--	--
Unused portion of home equity lines of credit	23,201	--	--	--	23,201
Unused portion of commercial lines of credit	44,027	44,027	--	--	--
Undisbursed portion of construction loans in process	41,672	31,357	10,315	--	--
Total commitments	$136,009	$101,706	$10,912	$--	$23,391

The following table summarizes our contractual cash obligations at June 30, 2007.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$409,464	$319,482	$67,797	$8,496	$13,689
FHLB advances	158,364	28,242	31,789	72,926	25,407
Repurchase agreements	22,537	22,537	--	--	--
Total debt	180,901	50,779	31,789	72,926	25,407
Operating lease obligations	6,800	740	1,251	1,202	3,607
Total contractual obligations	$597,165	$371,001	$100,837	$82,624	$42,703

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

General. We had net income of $1.4 million for the quarter ended June 30, 2007, representing a decrease of $362,000 or 20.4% over the comparable 2006 period. Diluted earnings per share decreased to $0.06 for the quarter compared to $0.07 for the first quarter of 2006. The decrease in net income was due primarily to two factors - the continued compression of our interest rate spread in the current interest rate environment, which limited the increase in our net interest income, and an increase in our non-interest expense due largely to our recent branch expansion. Net interest income was $5.9 million for the three months ended June 30, 2007, representing an increase of $94,000 or 1.6 % over the comparable 2006 period. While our net interest income increased in the 2007 period, the amount of such increase was limited by continuing compression in our interest rate spread and net interest margin. Our average interest rate spread and net interest margin for the second quarter of 2007 decreased to 1.85% and 2.55%, respectively, from 2.23% and 2.78%, respectively, for the second quarter of 2006.

Interest Income. Our total interest income for the three months ended June 30, 2007 increased $1.5 million or 12.0% over the comparable 2006 period. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio. The average balance of our loan portfolio increased $74.6 million or 13.4% to $633.1 million for the quarter ended June 30, 2007 from $558.5 million for the quarter ended June 30, 2006. The average yield on our loan portfolio decreased slightly to 6.74% from 6.77% over the same period. Additionally, the average balance of our other interest-earning assets increased $32.9 million or 129.8% to $58.2 million for the second quarter of 2007 from $25.3 million for the second quarter of 2006. This increase was due primarily to an increase in the average balance of our interest-bearing deposits at other banks throughout the subscription period of our second-step stock offering. Partially offsetting these increases, the average balance of our mortgage-backed securities decreased $18.7 million or 12.8% to $128.0 million for the second quarter of 2007 from $146.7 million for the second quarter of 2006, primarily as a result of repayments on those securities. As a result, our interest income on mortgage-backed securities decreased $145,000 quarter over quarter despite a 16 basis point increase in the average rate on those securities.

Interest Expense. Our total interest expense for the three months ended June 30, 2007 increased $1.4 million or 21.2% over the comparable 2006 period. The increase in interest expense was primarily the result of increases in the average balance of and average rate paid on deposits. During the three months ended June 30, 2007 compared to the three months ended June 30, 2006, our average deposit balance grew by $84.1 million or 17.5%, to $565.0 million for the second quarter of 2007 from $480.9 million for the second quarter of 2006. The growth in total deposits was primarily due to growth in higher-rate certificates of deposit. As a result of the increase in our certificates of deposit as a proportion of our total deposits, as well as the rising interest rate environment, the average rate we paid on our deposits increased 66 basis points to 3.86% for the second quarter of 2007 from 3.20% for the second quarter of 2006. The $1.6 million increase in interest expense on deposits was partially offset by a $262,000 or 11.0% decrease in interest on FHLB advances. The average balance of our advances from the FHLB decreased $28.0 million or 13.8% to $175.2 million for the second quarter of 2007 from $203.2 million for the second quarter of 2007.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$100,211	$1,130	4.51%	$100,082	$955	3.82%
Mortgage-backed securities	128,026	1,392	4.35	146,745	1,537	4.19
Loans receivable(2)	633,082	10,662	6.74	558,452	9,457	6.77
Other interest-earning assets	58,231	485	3.33	25,335	260	4.10
Total interest-earning assets	919,550	13,669	5.95%	830,614	12,209	5.88%
Cash and non-interest bearing balances	19,147			20,834
Other non-interest-earning assets	31,484			24,605
Total assets	$970,181			$876,053
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$95,500	298	1.25%	$104,554	284	1.09%
Checking accounts	60,040	4	0.03	54,211	3	0.02
Certificate accounts	409,464	5,148	5.03	322,155	3,561	4.42
Total deposits	565,004	5,450	3.86	480,920	3,848	3.20
FHLB advances	175,223	2,121	4.84	203,175	2,383	4.69
Other borrowings	21,123	234	4.45	21,070	208	3.95
Total interest-bearing liabilities	761,350	7,805	4.10%	705,165	6,439	3.65%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	45,773			44,159
Real estate tax escrow accounts	3,727			3,291
Other liabilities	11,055			8,833
Total liabilities	821,905			761,448
Stockholders’ equity	148,276			114,605
Total liabilities and stockholders’ equity	$970,181			$876,053
Net interest-earning assets	$158,200			125,449
Net interest income; average Interest rate spread		$5,864	1.85%		$5,770	2.23%
Net interest margin(3)			2.55%			2.78%

___________________________
(1)
Investment securities for the 2007 and 2006 periods include 46 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We made a $106,000 provision to the allowance for loan losses during the second quarter of 2007, compared to a provision of $8,000 during the second quarter of 2006. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The provision taken during the second quarter of 2007 was largely the result of an aggregate of $2.6 million of commercial real estate loans to one borrower that were placed on non-accrual status in the second quarter. These loans were individually evaluated for impairment and determined to be impaired. Based on the appraised value of the properties collateralizing the loans, a reserve of $105,000 was established on these loans at June 30, 2007. We also continued to hold an aggregate of $2.4 million of loans to a second borrower at June 30, 2007 that had previously been identified as impaired and placed on non-accrual status. Based on the appraised value of the properties collateralizing these loans, no reserve has been considered necessary. At June 30, 2007, non-performing loans amounted to $5.2 million or 0.80% of loans receivable and our allowance for loan losses amounted to $1.7 million or 32.7% of non-performing loans.

Non-interest Income. Our total non-interest income amounted to $710,000 for the second quarter of 2007 compared to $751,000 for the second quarter of 2006. The decrease of $41,000 was due primarily to a decrease in service charge income of $32,000 and a decrease in other non-interest income of $23,000. The decrease in other non-interest income resulted primarily from a decrease in income from real estate appraisals. These decreases were partially offset by a $14,000 increase in income on bank owned life insurance (“BOLI”).

Non-interest Expenses. Our total non-interest expense for the second quarter of 2007 amounted to $4.5 million, representing an increase of $533,000 from the second quarter of 2006. The largest increases were in salaries and employee benefits, occupancy, depreciation, professional services, data processing and other non-interest expense. Salaries and employee benefits expense increased $284,000 quarter-over-quarter due primarily to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Our number of full-time equivalent employees increased from 121 at June 30, 2006 to 138 at June 30, 2007, primarily as a result of our branch expansion. Also contributing to the increase in salaries and employee benefits expense was a $41,000 or 30.4% increase in the expense for our ESOP, which is based on the average price of our common stock for the period. Occupancy expense and depreciation expense increased by $50,000 and $31,000, respectively, quarter-over-quarter as a result of our additional facilities, primarily the Bank’s new branches in Concordville and Lansdale, Pennsylvania, which opened in October 2006 and January 2007, respectively, and in Chalfont and Whitemarsh Pennsylvania, which opened in April 2007. Our professional services expense increased $71,000, quarter-over-quarter, due to increased legal, audit and consulting expenses. Our data processing costs and other non-interest expense increased by $48,000 and $37,000, respectively, quarter-over-quarter. The increase in data processing expense was due primarily to an increased amount of deposit transactions as a result of our new offices. The increase in other non-interest expense was due largely to increases in expenses for office supplies, copying, and postage, also as a result of our new branch offices.

Income Tax Expense. Income tax expense for the second quarter of 2007 amounted to $516,000 compared to $731,000 for the second quarter of 2006. Our effective tax rate improved to 26.8% for the quarter ended June 30, 2007, from 29.2% for quarter ended June 30, 2006. The improvement resulted primarily from an increase in our tax-exempt income as a percent of our total pretax income. The decrease in tax expense was the result of both the decrease in our pre-tax income and the improvement in our effective tax rate.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

General. We had net income of $2.9 million for the six months ended June 30, 2007, representing a decrease of $646,000 or 18.4% over the comparable 2006 period. Diluted earnings per share decreased to $0.12 for the first half of 2007 compared to $0.14 for the first half of 2006. The decrease in net income was due primarily to two factors - the continued compression of our interest rate spread in the current interest rate environment, which limited the increase in our net interest income, and an increase in our non-interest expense due largely to our recent branch expansion. Net interest income was $11.4 million for the six months ended June 30, 2007, representing an increase of $50,000 or 0.4% over the comparable 2006 period. While our net interest income increased in the 2007 period, the amount of such increase was limited by continuing compression in our interest rate spread and net interest margin. Our average interest rate spread and net interest margin for the first half of 2007 decreased to 1.87% and 2.52%, respectively, from 2.22% and 2.76%, respectively, for the first half of 2006.

Interest Income. Our total interest income for the six months ended June 30, 2007 increased $3.4 million or 14.5% over the comparable 2006 period. The increase in interest income was primarily a result of growth in the average balance of our loan portfolio. The average balance of our loan portfolio increased $75.1 million or 13.7% to $623.6 million for the six months ended June 30, 2007 from $548.5 million for the six months ended June 30, 2006. The average yield on our loan portfolio increased 11 basis points to 6.74% for the first six months of 2007 from 6.63% for comparable period in 2006. In addition, the average yield on our investment securities increased 84 basis points to 4.50% for the first six months of 2007 from 3.66% for the first six months of 2006. This resulted in a $407,000 increase in our interest income on investments, despite a decrease in the average balance of those investments in the first half of 2007 compared to the first half of 2006. Our income from other interest-earning assets increased $400,000 for the first half of 2007 compared to the first half of 2006 as a result of a $23.1 million increase in the average balance of those assets over the same period. The increase in our other interest-earning assets was due primarily to an increase in the average balance of our interest-bearing deposits at other banks throughout the subscription period of our second-step stock offering.

Interest Expense. Our total interest expense for the six months ended June 30, 2007 increased $3.4 million or 27.5% over the comparable 2006 period. The increase in interest expense was primarily the result of increases in the average balance of and average rate paid on deposits. During the six months ended June 30, 2007 compared to the six months ended June 30, 2006, our average deposit balance grew by $83.5 million or 17.7%, to $555.0 million for the first half of 2007 from $471.5 million for the first half of 2006. The growth in total deposits was primarily due to growth in higher-rate certificates of deposit. As a result of the increase in our certificates of deposit as a proportion of our total deposits, as well as the rising interest rate environment, the average rate we paid on our deposits increased 80 basis points to 3.83% for the first half of 2007 from 3.03% for the first half of 2006. The $3.5 million increase in interest expense on deposits was partially offset by a $197,000 or 4.2% decrease in interest on FHLB advances. The average balance of our advances from the FHLB decreased $19.8 million or 9.7% to $183.9 million for the first half of 2007 from $203.6 million for the first half of 2007.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$99,652	$2,243	4.50%	$100,410	$1,836	3.66%
Mortgage-backed securities	130,619	2,801	4.29	146,972	3,061	4.17
Loans receivable(2)	623,624	21,030	6.74	548,505	18,175	6.63
Other interest-earning assets	46,391	815	3.51	23,334	415	3.56
Total interest-earning assets	900,286	26,889	5.97%	819,221	23,487	5.73%
Cash and non-interest bearing balances	18,422			20,413
Other non-interest-earning assets	30,626			24,378
Total assets	$949,334			$864,012
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$94,445	579	1.23%	$108,068	588	1.09%
Checking accounts	57,674	8	0.03	54,238	7	0.03
Certificate accounts	402,892	10,042	4.98	309,164	6,552	4.24
Total deposits	555,011	10,629	3.83	471,470	7,147	3.03
FHLB advances	183,853	4,476	4.87	203,629	4,672	4.59
Other borrowings	19,256	419	4.35	19,310	352	3.65
Total interest-bearing liabilities	758,120	15,524	4.10%	694,409	12,171	3.51%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	43,893			42,848
Real estate tax escrow accounts	3,521			3,114
Other liabilities	9,877			7,776
Total liabilities	815,411			748,147
Stockholders’ equity	133,923			115,865
Total liabilities and stockholders’ equity	$949,334			$864,012
Net interest-earning assets	$142,166			$124,812
Net interest income; average Interest rate spread		$11,365	1.87%		$11,316	2.22%
Net interest margin(3)			2.52%			2.76%

___________________________
(1)
Investment securities for the 2007 period include 46 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. Investment securities for the 2006 period include 47 tax-exempt municipal bonds with an aggregate average balance of $20.5 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We made a $110,000 provision to the allowance for loan losses during the first half of 2007, compared to a provision of $8,000 during the first half of 2006. The increase in the provision for loan losses in the 2007 period was due primarily to the provision of $106,000 made in the quarter ended June 30, 2007, previously discussed.

Non-interest Income. Our total non-interest income amounted to $1.4 million for the first half of 2007 compared to $1.5 million for the first half of 2006. As was the case for the three-month period, decreases in service charge income and other non-interest income were partially offset by an increase in income on BOLI. Service charge income and other non-interest income decreased $43,000 and $32,000 respectively for the first half of 2007 compared to the first half of 2006. The decrease in other non-interest income was, again, mainly due to a decrease in appraisal income. Income on BOLI increased $26,000 over the same period.

Non-interest Expenses. Our total non-interest expense for the first half of 2007 amounted to $8.7 million, representing an increase of $938,000 or 12.0% from the first half of 2006. The causes for the increases in these expenses over the six month periods mirrored the causes for the increases for the three month periods. Salaries and employee benefits expense increased $490,000 for the first half of 2007 compared to the first half of 2006 due primarily to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs, as well as a $98,000 or 37.5% increase in the expense for our ESOP. Occupancy expense and depreciation expense increased by $99,000 and $67,000, respectively, for the first half of 2007 compared to the first half of 2006 as a result of our additional facilities. Our professional services expense increased $72,000 over the same period due to increased legal, audit and consulting expenses. Our data processing costs increased by $74,000 for the first half of 2007 compared to the first half of 2006 due primarily to an increased amount of deposit transactions as a result of our new offices. Our other non-interest expense increased by $114,000 for the first half of 2007 compared to the first half of 2006 due largely to increases in expenses for office supplies, copying, and postage, also as a result of our new branch offices.

Income Tax Expense. Income tax expense for the first half of 2007 amounted to $1.0 million compared to $1.4 million for the first half of 2006. Our effective tax rate improved to 26.6% for the six months ended June 30, 2007, from 29.0% for the six months ended June 30, 2006. The improvement resulted primarily from an increase in our tax-exempt income as a percent of our total pretax income. The decrease in tax expense was the result of both the decrease in our pre-tax income and the improvement in our effective tax rate.

FORWARD LOOKING STATEMENTS

This document contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions. These forward-looking statements include: statements of goals, intentions and expectations, statements regarding prospects and business strategy, statements regarding asset quality and market risk, and estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) litigation liabilities, including costs, expenses, settlements and judgments, (9) costs related to the expansion of our branch network, (10) changes in the amount or character of our non-performing assets, and (11) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements. We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Asset/Liability Management and Market Risk. Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk which is inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee, which is comprised of our President and Chief Executive Officer, three Senior Vice Presidents and two Vice Presidents of Lending, and which is responsible for reviewing our asset/liability policies and interest rate risk position. The Asset/Liability Committee meets on a regular basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

•
we have increased our originations of shorter term loans and/or loans with adjustable rates of interest, particularly construction loans, commercial real estate and multi-family residential mortgage loans and home equity lines of credit;

•	we have attempted to match fund a portion of our securities portfolio with borrowings having similar expected lives;

•	we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

•	we have invested in securities with relatively short anticipated lives, generally three to five years, and increased our holding of liquid assets.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 4.22% at June 30, 2007, compared to a negative 14.70% at December 31, 2006. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable	$242,336	$46,028	$134,081	$79,155	$139,159	$640,759
Mortgage-backed securities	25,398	18,013	40,986	17,141	23,361	124,899
Investment securities	9,235	9,486	18,599	33,000	30,386	100,706
Other interest-earning assets	127,423	--	--	--	--	127,423
Total interest-earning assets	404,392	73,527	193,666	129,296	192,906	993,787
Interest-bearing liabilities:
Savings and money market accounts	$14,140	$14,140	$35,539	$16,351	$14,361	$94,531
Checking accounts	--	--	--	--	60,080	60,080
Certificate accounts	333,553	33,217	19,005	8,496	13,688	407,959
FHLB advances	87,916	16,718	23,284	10,293	20,153	158,364
Other borrowed money	22,537	--	--	--	--	22,537
Total interest-bearing liabilities	458,146	64,075	77,828	35,140	108,282	743,471

Interest-earning assets less interest-bearing liabilities	$(53,754)	$9,452	$115,838	$94,156	$84,624	$250,316

Cumulative interest-rate sensitivity gap(2)	$(53,754)	$(44,302)	$71,536	$165,692	$250,316

Cumulative interest-rate gap as a percentage of total assets at June 30, 2007	(5.12)%	(4.22)%	6.81%	15.78%	23,84%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2007	88.27%	91.52%	111.92%	126.09%	133.67%
_____________________
(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

ITEM 4. - CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed after the same heading at pages 16 through 20 in the Company’s prospectus dated May 14, 2007, as filed with the SEC pursuant to Rule 424(b)(3) on May 23, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)        On June 27, 2007, Abington Bancorp completed its stock offering in connection with the second step conversion of Abington Mutual Holding Company. As part of the conversion, Abington Bancorp, Inc. succeeded Abington Community Bancorp, Inc. as the stock holding company of Abington Bank, and Abington Mutual Holding Company and Abington Community Bancorp, Inc. ceased to exist. In the stock offering, a total of 13,965,600 shares representing Abington Mutual Holding Company's ownership interest in Abington Community Bancorp were sold by Abington Bancorp, Inc. in a subscription offering, community offering and syndicated offering. Pursuant to a registration statement on Form S-1 (No. 333-142543) which was declared effective by the Securities and Exchange Commission on May 14, 2007, shares of Abington Bancorp were sold for a purchase price of $10.00 per share. In addition, each share of Abington Community Bancorp, Inc. common stock which was outstanding as of June 27, 2007 was exchanged for exactly 1.6 shares of Abington Bancorp, Inc. common stock or an aggregate of 10,494,640 shares were issued in exchange (cash was issued in lieu of fractional shares).

Keefe, Bruyette & Woods, Inc. ("KBW") was engaged to assist in the marketing of the common stock. For their services, KBW received a management fee of $50,000 and a success fee equal to 1% of the dollar amount of common stock sold in the offering other than shares purchased by Abington Bank's officers, directors, or employees (or members of their immediate family), Abington Bank's Employee Stock Ownership Plan Trust ("ESOP"), tax-qualified or stock based compensation plans (except IRA's) or similar plans created by Abington Bank or Abington Community Bancorp for some or all of their directors or employees, for which no fee was be paid.

 Expenses related to the offering were approximately $4.8 million, including the expenses paid to KBW described above, none of which were paid to officers or directors of Abington Community Bancorp, Abington Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were approximately $134.9 million. As a result of completion of the offering, 24,460,240 shares of Abington Bancorp common stock were outstanding as of June 30, 2007.

Fifty percent of the net proceeds of the stock offering were contributed to Abington Bank. Additionally, $10.4 million, an amount necessary to allow the ESOP to purchase 1,042,771 shares of Abington Bancorp common stock at $10.00 per share, was loaned to the ESOP. All further proceeds were retained at the holding company level for future capital needs.

Initially, both Abington Bancorp and Abington Bank have invested the net proceeds from the stock offering in short-term investments and mortgage-backed and asset-backed securities until these proceeds can be deployed for other purposes.

Abington Bancorp's common stock is quoted on the Nasdaq Stock Market LLC under the symbol "ABBC."

(c)	Purchases of Equity Securities

The Company did not make any purchases of its common stock during the quarter ended June 30, 2007, however, the Company’s employee stock ownership plan made certain purchases pursuant to a publicly-announced plan as set forth in the table below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs(1)
April 1 - April 30, 2007	--	--	--	1,042,771
May 1 - May 31, 2007	--	--	--	1,042,771
June 1 - June 30, 2007	1,042,771	10.00	1,042,771	--

Total	1,042,771	$10.00	1,042,771	--

(1) On November 30, 2006, the Board of Directors authorized the Company’s employee stock ownership plan to purchase 7.47% of the Company’s common stock sold in the Company’s stock offering. No additional purchases will be made by the ESOP under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2007, Abington Community Bancorp, Inc. held its Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Board of Directors. Shareholders of record as of April 3, 2007, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.

1. The following directors were elected by the requisite plurality of the votes cast to serve on Abington Community Bancorp, Inc.’s Board of Directors:

	For*	Withheld
G. Price Wilson, Jr.	14,744,658	106,909
Joseph B. McHugh	14,761,147	90,420

	For*	Against	Abstain	Broker Non-Votes
2. To ratify the appointment of Beard Miller Company LLP as independent registered public accounting firm for the year ended December 31, 2007	14,820,685	27,803	3,079	n/a
________________
*	Includes 8,728,500 shares owned by Abington Mutual Holding Company (the “MHC”) which were voted for these proposals.

On June 26, 2007, Abington Community Bancorp, Inc. held A Special Meeting of Shareholders to obtain approval for one proxy proposal submitted on behalf of the Board of Directors. Shareholders of record as of May 9, 2007, received proxy materials and were considered eligible to vote on the proposal. The following is a brief summary of the proposal and the result of the vote.

	For*	Against	Abstain	Broker Non-Votes
1. To ratify the amended Plan of Conversion and reorganization of Abington Mutual Holding Company, Abington Bank and Abington Community Bancorp, Inc.	14,073,728	13,866	--	n/a
________________
*	Includes 8,728,500 shares owned by the MHC which were voted for these proposals.

ITEM 5.	OTHER INFORMATION

On August 8, 2007, Abington Savings Bank, doing business as Abington Bank (the “Bank”), the wholly owned subsidiary of Abington Bancorp, Inc., entered into an Employment Agreement with Eric L. Golden, Vice President and Controller of the Bank.

The agreement with Mr. Golden has an initial term ending on August 8, 2010, provided that such term shall be automatically renewed for successive one-year periods each August 8 unless notice to the contrary is provided at least 30 days prior to the renewal. Mr. Golden will receive a base salary of $82,500. The agreement also provides that if Mr. Golden’s employment is terminated in connection with a subsequent change in control of Abington Bancorp or Abington Bank, he will be entitled to receive a payment of two times his then current base salary and cash bonus paid for the preceding calendar year, subject to no payment being deemed a “parachute payment” under Section 280G of the Internal Revenue Code of 1986, as amended. If Mr. Golden's employment is terminated by the Bank for other than cause, disability, retirement or death, or by Mr. Golden due to a material breach by the Bank, then Mr. Golden will receive one times his then current base salary and cash bonus paid for the prior year.

For additional information, reference is made to the agreement which is included herein as Exhibit 10.1 and which is incorporated herein by reference thereto.

ITEM 6.	EXHIBITS

	No.	Description
	10.1	Employment Agreement between Abington Savings Bank and Eric L. Golden, dated August 8, 2007

	31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

	31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

	32.1	Section 1350 Certification.

	32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.

Date: August 9, 2007	By:	/s/ Robert W. White
Robert W. White
Chairman, President and
Chief Executive Officer

Date: August 9, 2007	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and
Chief Financial Officer