Form 10-Q
period 2007-09-30
ABINGTON BANCORP, INC./PA
filed 2007-11-14
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   X            No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes          No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 7, 2007, 24,449,972 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (unaudited)

	September 30, 2007	December 31, 2006

ASSETS

Cash and due from banks	$24,389,266	$22,136,438
Interest-bearing deposits in other banks	40,191,570	22,428,814
Short-term discount notes	39,893,572	-
Total cash and cash equivalents	104,474,408	44,565,252
Investment securities held to maturity (estimated fair value—2007, $20,468,053; 2006, $20,429,576)	20,391,809	20,393,430
Investment securities available for sale (amortized cost— 2007, $88,113,785; 2006, $75,834,898)	87,873,580	74,489,055
Mortgage-backed securities held to maturity (estimated fair value—2007, $47,079,629; 2006, $53,957,015)	49,019,879	56,143,619
Mortgage-backed securities available for sale (amortized cost— 2007, $77,838,926; 2006, $79,831,266)	76,624,924	78,022,794
Loans receivable, net of allowance for loan losses (2007, $1,833,069; 2006, $1,602,613)	670,137,753	605,062,980
Accrued interest receivable	5,323,578	4,365,535
Federal Home Loan Bank stock—at cost	11,116,800	11,240,700
Cash surrender value - bank owned life insurance	36,830,932	16,184,256
Property and equipment, net	10,203,792	8,908,910
Deferred tax asset	2,378,854	2,808,716
Prepaid expenses and other assets	6,594,226	3,001,035

TOTAL ASSETS	$1,080,970,535	$925,186,282

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$36,459,978	$45,186,397
Interest-bearing	565,089,729	541,815,163
Total deposits	601,549,707	587,001,560
Advances from Federal Home Loan Bank	193,206,247	196,293,273
Other borrowed money	20,407,365	17,781,260
Accrued interest payable	7,074,545	2,504,270
Advances from borrowers for taxes and insurance	652,643	2,624,310
Accounts payable and accrued expenses	11,044,741	4,879,385

Total liabilities	833,935,248	811,084,058

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized: 20,000,000 shares in 2007,
10,000,000 shares in 2006; none issued	-	-
Common stock, $0.01 par value; authorized: 80,000,000 shares in 2007,
40,000,000 shares in 2006; issued: 24,460,240 in 2007, 15,870,000 in
2006; outstanding: 24,449,972 in 2007, 15,288,154 in 2006	244,602	158,700
Additional paid-in capital	200,535,440	69,674,243
Treasury stock—at cost, 10,268 shares in 2007; 581,846 shares in 2006	(101,214)	(8,317,848)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(16,274,116)	(6,388,788)
Recognition & Retention Plan Trust (RRP)	(2,051,994)	(2,606,781)
Deferred compensation plans trust	(1,145,613)	(1,059,116)
Retained earnings	67,256,158	65,252,214
Accumulated other comprehensive loss	(1,427,976)	(2,610,400)

Total stockholders' equity	247,035,287	114,102,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,080,970,535	$925,186,282

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006

INTEREST INCOME:
Interest and fees on loans	$11,141,193	$10,146,533		$32,170,905	$28,321,461
Interest and dividends on investment and
mortgage-backed securities:
Taxable	3,533,525	2,715,257		8,967,312	7,599,627
Tax-exempt	219,851	212,727		645,304	639,935

Total interest income	14,894,569	13,074,517		41,783,521	36,561,023

INTEREST EXPENSE:
Interest on deposits	5,424,299	4,629,897		16,052,944	11,776,374
Interest on Federal Home Loan Bank advances	2,053,327	2,535,445		6,529,007	7,207,782
Interest on other borrowed money	263,146	268,440		682,278	620,257

Total interest expense	7,740,772	7,433,782		23,264,229	19,604,413

NET INTEREST INCOME	7,153,797	5,640,735		18,519,292	16,956,610

PROVISION FOR LOAN LOSSES	163,390	120,000		272,935	128,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,990,407	5,520,735		18,246,357	16,828,610

NON-INTEREST INCOME
Service charges	398,880	435,978		1,202,522	1,282,401
Rental income	7,536	10,348		22,608	25,520
Income on bank owned life insurance	287,294	171,605		646,676	504,856
Loss on sale of investment securities	-	-		-	(601)
Other income	89,679	97,910		308,893	349,289

Total non-interest income	783,389	715,841		2,180,699	2,161,465

NON-INTEREST EXPENSES
Salaries and employee benefits	2,585,302	2,158,377		7,319,200	6,402,075
Occupancy	538,268	365,762		1,412,046	1,140,453
Depreciation	197,524	173,723		581,249	490,874
Professional services	307,643	128,871		765,924	514,731
Data processing	361,965	322,957		1,069,943	957,032
ATM expense	95,580	82,734		272,395	246,772
Deposit insurance premium	38,611	35,345		113,121	104,623
Advertising and promotions	163,092	158,786		398,053	390,191
Other	535,712	437,795		1,631,663	1,419,965

Total non-interest expenses	4,823,697	3,864,350		13,563,594	11,666,716

INCOME BEFORE INCOME TAXES	2,950,099	2,372,226		6,863,462	7,323,359

PROVISION FOR INCOME TAXES	876,731	665,667		1,918,751	2,099,227

NET INCOME	$2,073,368	$1,706,559		$4,944,711	$5,224,132

BASIC EARNINGS PER COMMON SHARE	$0.09	$0.07	*	$0.21	$0.22	*
DILUTED EARNINGS PER COMMON SHARE	$0.09	$0.07	*	$0.21	$0.22	*

BASIC AVERAGE COMMON SHARES OUTSTANDING:	22,386,157	23,286,516	*	23,033,868	23,683,564	*
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	22,745,007	23,679,535	*	23,539,206	24,065,036	*

* Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2007	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	-	-	-	-	-	4,944,711	-	4,944,711
Net unrealized holding gain on
available for sale securities
arising during the period, net
of tax expense of $578,037	-	-	-	-	-	-	1,122,071	1,122,071
Amortization of unrecognized
prior service costs on defined
benefit pension plan, net
of tax expense of $31,091							60,353	60,353
Comprehensive income								6,127,135
Treasury stock purchased	-	-	-	(101,214)	-	-	-	(101,214)
Cash dividends declared,
($0.126 per share)*	-	-	-	-	-	(2,940,767)	-	(2,940,767)
Cancellation of common stock	(15,870,000)	(158,700)	158,700	-	-	-	-	-
Issuance of common stock, net	24,460,240	244,602	134,440,983	-	-	-	-	134,685,585
Dissolution of Abington Mutual
Holding Company	-	-	4,123,098	-	-	-	-	4,123,098
Cancellation of treasury stock	-	-	(8,317,848)	8,317,848	-	-	-	-
Excess tax benefit on stock-based
compensation	-	-	71,275	-	-	-	-	71,275
Stock options expense	-	-	296,434	-	-	-	-	296,434
Common stock released from
benefit plans	-	-	88,555	-	1,109,272	-	-	1,197,827
Common stock acquired by
benefit plans	-	-	-	-	(10,526,310)	-	-	(10,526,310)

BALANCE—
SEPTEMBER 30, 2007	24,460,240	$244,602	$200,535,440	$(101,214)	$(19,471,723)	$67,256,158	$(1,427,976)	$247,035,287

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2006	15,870,000	$158,700	$69,234,964	$-	$(11,269,649)	$61,889,180	$(2,782,428)	$117,230,767

Comprehensive income:
Net income	-	-	-	-	-	5,224,132	-	5,224,132
Net unrealized holding gain on
available for sale securities
arising during the period, net
of tax expense of $186,827	-	-	-	-	-	-	362,663	362,663
Comprehensive income								5,586,795
Treasury stock purchased	-	-	-	(8,316,768)	-	-	-	(8,316,768)
Cash dividends declared,
($0.106 per share)*	-	-	-	-	-	(2,553,916)	-	(2,553,916)
Excess tax benefit on stock-based
compensation	-	-	36,134	-	-	-	-	36,134
Stock options expense	-	-	275,500	-	-	-	-	275,500
Common stock released from
benefit plans	-	-	(5,822)	-	916,952	-	-	911,130
Common stock acquired by
benefit plans	-	-	-	-	(9,876)	-	-	(9,876)

BALANCE—
SEPTEMBER 30, 2006	15,870,000	$158,700	$69,540,776	$(8,316,768)	$(10,362,573)	$64,559,396	$(2,419,765)	$113,159,766

* Dividends per share for all periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income	$4,944,711	$5,224,132
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	272,935	128,000
Depreciation	581,249	490,874
Share-based compensation expense	1,482,158	1,186,630
Loss on sale of investment securities	-	601
Deferred income tax benefit	(179,266)	(158,800)
Amortization of:
Deferred loan fees	(610,793)	(666,341)
Premiums and discounts, net	17,399	77,438
Income from bank owned life insurance	(646,676)	(504,856)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(958,043)	(1,143,519)
Prepaid expenses and other assets	(3,593,191)	128,790
Accrued interest payable	4,570,275	4,416,039
Accounts payable and accrued expenses	6,170,303	423,086

Net cash provided by operating activities	12,051,061	9,602,074

INVESTING ACTIVITIES:
Principal collected on loans	100,661,599	110,061,097
Disbursements for loans	(165,398,514)	(174,794,875)
Purchases of:
Mortgage-backed securities available for sale	(8,270,728)	(11,075,891)
Investments available for sale	(44,949,137)	(18,098,266)
Federal Home Loan Bank stock	(2,146,400)	(2,936,091)
Property and equipment	(1,876,131)	(2,333,253)
Bank owned life insurance	(20,000,000)	-
Proceeds from:
Sales and maturities of investments available for sale	32,700,000	17,878,688
Principal repayments of mortgage-backed securities held to maturity	7,052,148	8,412,832
Principal repayments of mortgage-backed securities available for sale	10,289,132	11,724,442
Redemption of Federal Home Loan Bank stock	2,270,300	2,108,791

Net cash used in investing activities	(89,667,731)	(59,052,526)

FINANCING ACTIVITIES:
Net decrease in demand deposits and savings accounts	(10,019,393)	(34,370,436)
Net increase in certificate accounts	24,567,540	88,203,002
Net increase in other borrowed money	2,626,105	5,881,836
Advances from Federal Home Loan Bank	414,480,000	765,100,000
Repayments of advances from Federal Home Loan Bank	(417,567,026)	(762,148,502)
Net increase in advances from borrowers for taxes and insurance	(1,971,667)	(1,837,314)
Excess tax benefit from stock-based compensation	71,275	36,134
Purchase of treasury stock	(101,214)	(8,316,768)
Acquisition of stock for benefit plans	(10,427,710)	-
Proceeds from stock issuance, net	134,685,585	-
Dissolution of Abington Mutual Holding Company	4,123,098	-
Payment of cash dividend	(2,940,767)	(2,553,916)

Net cash provided by financing activities	137,525,826	49,994,036

NET INCREASE IN CASH AND CASH EQUIVALENTS	59,909,156	543,584

CASH AND CASH EQUIVALENTS—Beginning of period	44,565,252	27,714,241

CASH AND CASH EQUIVALENTS—End of period	$104,474,408	$28,257,825

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest on deposits and other borrowings	$18,693,954	$15,188,374
Income taxes	$2,050,000	$2,375,000

Cancellation of treasury stock	$8,317,848	$-

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation— Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was recently organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiary, ASB Investment Co. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

On June 27, 2007, a second-step conversion was completed after which Abington Mutual Holding Company and Abington Community Bancorp, Inc. ceased to exist and Abington Bancorp, Inc. was organized as the new stock-form holding company for the Bank and successor to Abington Community Bancorp. A total of 13,965,600 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.7 million, net of offering costs of approximately $5.0 million. The Company contributed $67.3 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $10.4 million to the Bank’s Employee Stock Ownership Plan (the “ESOP”) and the ESOP used those funds to acquire 1,042,771 shares of the Company’s common stock at $10 per share. As part of the conversion, outstanding public shares of Abington Community Bancorp, Inc. were exchanged for exactly 1.6 shares of the new holding company of the Bank. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 10,494,640 outstanding shares of the Company for a total of 24,460,240 outstanding shares as of the closing of the second-step conversion on June 27, 2007. Treasury stock held was cancelled.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Community Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2006, included in the Company's prospectus, dated May 14, 2007, as filed with the Securities and Exchange Commission ("SEC"), pursuant to Rule 424(b)(3) on May 23, 2007 (File No. 333-142543). The results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007, or any other period.

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

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the nine months ended September 30, 2007 or 2006.

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

 The components of other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net unrealized gain on securities arising
during the year	$1,141,325	$1,541,442	$1,122,071	$362,266
Plus: reclassification adjustment for net
losses included in net income, net of tax	-	397	-	397

Net unrealized gain on securities	$1,141,325	$1,541,839	$1,122,071	$362,663

Amortization of unrecognized prior service
cost on defined benefit pension plan,
net of tax	20,119	-	60,353	-

Total other comprehensive income	$1,161,444	$1,541,839	$1,182,424	$362,663

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2007	2006

Net unrealized loss on securities	$(959,777)	$(2,081,848)
Unrecognized deferred costs of defined benefit plan	(468,199)	(528,552)

Total accumulated other comprehensive loss	$(1,427,976)	$(2,610,400)

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

At September 30, 2007, the Company has two share-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan of Abington Community Bancorp, each of which was assumed by the Company as part of the second-step conversion. Share awards were first issued under these plans in July 2005 and have been adjusted for the exchange ratio. These plans are more fully described in Note 6.

The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 6. Shares held under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Earnings per share—Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2007 and 2006, there were no antidilutive CSEs. Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Earnings per share were calculated as follows:

	Three Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted

Net income	$2,073,368	$2,073,368	$1,706,559	$1,706,559
Weighted average shares outstanding	22,386,157	22,386,157	23,286,516	23,286,516
Effect of common stock equivalents	-	358,850	-	393,019
Adjusted weighted average shares used
in earnings per share computation	22,386,157	22,745,007	23,286,516	23,679,535

Earnings per share	$0.09	$0.09	$0.07	$0.07

	Nine Months Ended September 30,
	2007		2006
	Basic	Diluted	Basic	Diluted

Net income	$4,944,711	$4,944,711	$5,224,132	$5,224,132
Weighted average shares outstanding	23,033,868	23,033,868	23,683,564	23,683,564
Effect of common stock equivalents	-	505,338	-	381,472
Adjusted weighted average shares used
in earnings per share computation	23,033,868	23,539,206	23,683,564	24,065,036

Earnings per share	$0.21	$0.21	$0.22	$0.22

Recent Accounting Pronouncements—In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company is continuing to evaluate the impact of this consensus, if any, on our consolidated financial position or results of operations.

In September 2006, the FASB ratified the consensus reached by the EITF in Issue 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. Technical Bulletin No. 85-4 states that an entity should report as an asset in the statement of financial position the amount that could be realized under the insurance contract.  EITF 06-5 clarifies certain factors that should be considered in the determination of the amount that could be realized. EITF 06-5 is effective for fiscal years beginning after December 15, 2006, with earlier application permitted under certain circumstances. The Company adopted this consensus as of January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

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

2.     INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,391,809	$84,757	$(8,513)	$20,468,053

Total debt securities	$20,391,809	$84,757	$(8,513)	$20,468,053

	Available for Sale
	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$79,983,393	$382,786	$(536,595)	$79,829,584
Corporate bonds and
commercial paper	2,488,133	2,330	(9,278)	2,481,185
Municipal bonds	1,880,871	16,978	-	1,897,849
Certificates of deposit	585,000	-	-	585,000

Total debt securities	84,937,397	402,094	(545,873)	84,793,618

Equity securities:
Common stock	10	476	-	486
Mutual funds	3,176,378	-	(96,902)	3,079,476

Total equity securities	3,176,388	476	(96,902)	3,079,962

Total	$88,113,785	$402,570	$(642,775)	$87,873,580

	Held to Maturity
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,393,430	$66,540	$(30,394)	$20,429,576

Total debt securities	$20,393,430	$66,540	$(30,394)	$20,429,576

	Available for Sale
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$71,492,107	$24,640	$(1,286,913)	$70,229,834
Corporate bonds and
commercial paper	499,646	-	(2,926)	496,720
Certificates of deposit	785,000	-	-	785,000

Total debt securities	72,776,753	24,640	(1,289,839)	71,511,554

Equity securities:
Common stock	10	465	-	475
Mutual funds	3,058,135	-	(81,109)	2,977,026

Total equity securities	3,058,145	465	(81,109)	2,977,501

Total	$75,834,898	$25,105	$(1,370,948)	$74,489,055

During the nine months ended September 30, 2006 a gross loss of approximately $600 was recognized on the sale of certain available for sale equity securities. Proceeds from this sale were approximately $500,000. There were no sales of debt or equity securities during the nine months ended September 30, 2007.

No impairment charge was recognized on investment securities during the nine months ended September 30, 2007 or 2006.

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

	September 30, 2007
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$13,584,832	$13,521,464	$-	$-
Due after one year through five years	70,230,132	70,139,144	-	-
Due after five years through ten years	1,122,433	1,133,010	-	-
Due after ten years	-	-	20,391,809	20,468,053

Total	$84,937,397	$84,793,618	$20,391,809	$20,468,053

The table below sets forth investment securities which had an unrealized loss position as of September 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(4,177)	$3,271,620	$(4,336)	$2,242,395

Total securities held to maturity	(4,177)	3,271,620	(4,336)	2,242,395

Securities available for sale:
Government agency securities	$-	$-	$(536,595)	$30,456,435
Other securities	(2,360)	991,310	(103,820)	3,676,212

Total securities available for sale	(2,360)	991,310	(640,415)	34,132,647

Total	$(6,537)	$4,262,930	$(644,751)	$36,375,042

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(26,015)	$5,877,674	$(4,379)	$501,090

Total securities held to maturity	(26,015)	5,877,674	(4,379)	501,090

Securities available for sale:
Agency bonds	(3,120)	3,996,880	(1,283,793)	54,208,315
Other securities	-	-	(84,035)	3,473,746

Total securities available for sale	(3,120)	3,996,880	(1,367,828)	57,682,061

Total	$(29,135)	$9,874,554	$(1,372,207)	$58,183,151

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of 21 securities having an aggregate depreciation of 1.7% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at September 30, 2007, consisted of 8 securities having an aggregate depreciation of 0.2% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates decline. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

3.     MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$21,094,527	$-	$(897,225)	$20,197,302
FHLMC pass-through
certificates	15,028,815	-	(740,158)	14,288,657
Collateralized mortgage
obligations	12,896,537	13,385	(316,252)	12,593,670

Total	$49,019,879	$13,385	$(1,953,635)	$47,079,629

	Available for sale
	September 30, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$335,429	$10,592	$(16)	$346,005
FNMA pass-through
certificates	10,466,213	36,895	(135,620)	10,367,488
FHLMC pass-through
certificates	56,541,422	120,085	(1,179,925)	55,481,582
Collateralized mortgage
obligations	10,495,862	33,607	(99,620)	10,429,849

Total	$77,838,926	$201,179	$(1,415,181)	$76,624,924

	Held to Maturity
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$24,298,423	$-	$(969,362)	$23,329,061
FHLMC pass-through
certificates	17,103,783	-	(853,654)	16,250,129
Collateralized mortgage
obligations	14,741,413	28,704	(392,292)	14,377,825

Total	$56,143,619	$28,704	$(2,215,308)	$53,957,015

	Available for sale
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$424,074	$10,308	$(743)	$433,639
FNMA pass-through
certificates	9,726,032	37,334	(184,091)	9,579,275
FHLMC pass-through
certificates	64,665,295	120,584	(1,627,920)	63,157,959
Collateralized mortgage
obligations	5,015,865	3,346	(167,290)	4,851,921

Total	$79,831,266	$171,572	$(1,980,044)	$78,022,794

There were no sales of mortgage-backed securities during the nine months ended September 30, 2007 and 2006.

No impairment charge was recognized on mortgage-backed securities during the nine months ended September 30, 2007 and 2006.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of September 30, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$-	$-	$(897,225)	$20,197,301
FHLMC pass-through
certificates	-	-	(740,158)	14,288,658
Real estate mortgage
investment conduits	-	-	(316,252)	11,642,464

Total securities held to maturity	-	-	(1,953,635)	46,128,423

Securities available for sale:
GNMA pass-through
certificates	$(16)	$53,168	$-	$-
FNMA pass-through
certificates	(877)	85,340	(134,743)	5,493,263
FHLMC pass-through
certificates	(612)	1,298,311	(1,179,313)	46,512,261
Real estate mortgage
investment conduits	-	-	(99,620)	4,283,543

Total securities available for sale	(1,505)	1,436,819	(1,413,676)	56,289,067

Total	$(1,505)	$1,436,819	$(3,367,311)	$102,417,490

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$-	$-	$(969,362)	$23,329,061
FHLMC pass-through
certificates	-	-	(853,654)	16,250,129
Collateralized mortgage
obligations	(111,660)	3,871,654	(280,632)	9,839,646

Total securities held to maturity	(111,660)	3,871,654	(2,103,648)	49,418,836

Securities available for sale:
GNMA pass-through
certificates	-	-	(743)	80,548
FNMA pass-through
certificates	(263)	34,026	(183,828)	6,426,884
FHLMC pass-through
certificates	(3,247)	1,644,371	(1,624,673)	52,967,849
Collateralized mortgage
obligations	-	-	(167,290)	4,767,131

Total securities available for sale	(3,510)	1,678,397	(1,976,534)	64,242,412

Total	$(115,170)	$5,550,051	$(4,080,182)	$113,661,248

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2007, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 47 securities having an aggregate depreciation of 3.2% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at September 30, 2007, consisted of four securities having an aggregate depreciation of 0.1% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates decline. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

4.     LOANS RECEIVABLE - NET

Loans receivable consist of the following:

	September 30, 2007	December 31, 2006

One-to four-family residential	$420,113,585	$375,743,476
Multi-family residential and commercial	78,868,406	92,427,910
Construction	154,540,389	134,976,214
Home equity lines of credit	31,192,979	33,953,399
Commercial business loans	22,220,443	11,416,252
Consumer non-real estate loans	7,644,563	4,399,778

Total loans	714,580,365	652,917,029

Less:
Construction loans in process	(41,840,636)	(45,338,523)
Deferred loan fees, net	(768,907)	(912,913)
Allowance for loan losses	(1,833,069)	(1,602,613)

Loans receivable—net	$670,137,753	$605,062,980

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006

Balance—beginning of year	$1,602,613	$1,454,510
Provision for loan losses	272,935	185,521
Charge-offs	(64,115)	(55,460)
Recoveries	21,636	18,042
(Charge-offs)/recoveries—net	(42,479)	(37,418)

Balance—end of period	$1,833,069	$1,602,613

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

As of September 30, 2007 and December 31, 2006, the recorded investment in loans that were considered to be impaired was as follows.

	September 30,	December 31,
	2007	2006

Impaired collateral-dependent loans	$4,999,962	$2,346,896

Average balance of impaired loans	$4,073,939	$709,639

Interest income recognized on
impaired loans	$-	$65,955

As a result of the Company’s measurement of impaired loans, an allowance of $113,000 was established for impaired loans at September 30, 2007. No allowance for loan losses was established for impaired loans at December 31, 2006.

Non-accrual loans at September 30, 2007 and December 31, 2006, amounted to approximately $5.0 million and $2.3 million, respectively. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 90 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at September 30, 2007 and December 31, 2006, amounted to approximately $5.2 million and $2.6 million, respectively. In October 2007, a property collateralizing one of our non-performing construction loans was acquired as real estate owned at a value of approximately $1.0 million. The disposition of this property has not yet been determined. No real estate owned was held at September 30, 2007 or December 31, 2006.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the nine months ended September 30, 2007 no cash basis interest income was recognized. For the nine months ended September 30, 2006, $66,000 in cash basis interest income was recognized. Interest income foregone on non-accrual loans was $308,000 for the nine months ended September 30, 2007. No interest income was foregone on non-accrual loans for the nine months ended September 30, 2006.

5.     DEFERRED INCOME TAXES

Items that gave rise to significant portions of the deferred tax balances are as follows:

	September 30, 2007	December 31, 2006

Deferred tax assets:
Allowance for loan losses	$623,243	$544,888
Deferred compensation	1,539,488	1,503,835
Unrealized loss on securities available-for-sale	494,430	1,072,467
Property and equipment	60,844	19,157

Total deferred tax assets	2,718,005	3,140,347

Deferred tax liabilities:
Deferred loan fees, net	(321,562)	(313,063)
Other	(17,589)	(18,568)

Total deferred tax liabilities	(339,151)	(331,631)

Net deferred tax asset	$2,378,854	$2,808,716

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

Supplemental Retirement Plan
The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive loss are as follows:

	Nine Months Ended September 30,
	2007	2006

Components of net periodic pension cost:
Service cost	$106,757	$80,592
Interest cost	107,799	98,219
Expected return on assets	-	-
Amortization of prior service cost	91,444	91,189

Net periodic pension cost	$306,000	$270,000

Other changes in plan assets and benefit
obligations recognized in accumulated
other comprehensive loss:
Amortization of prior service cost	(60,353)	-
Total recognized in accumulated other
comprehensive loss	(60,353)	-
Total recognized in net periodic pension cost and
accumulated other comprehensive loss	$245,647	$270,000

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Nine Months Ended September 30,
	2007	2006

Discount rate	5.75%	5.55%
Rate of return on assets	n/a	n/a
Rate of increase in future board fees/salary levels	4.00%	4.00%

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive loss, net of tax, as follows:

	September 30,	December 31,
	2007	2006

Amount recognized in accumulated
other comprehensive loss for:
Net actuarial loss	$70,968	$70,968
Prior service cost	397,231	457,584
Total recognized in accumulated
other comprehensive loss	$468,199	$528,552

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). All of these purchases were completed by December 31, 2005. These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At September 30, 2007, the ESOP held approximately 1.8 million unallocated shares of Company common stock with a fair value of $17.9 million and approximately 122,000 allocated shares with a fair value of $1.2 million. During the three- and nine-month periods ended September 30, 2007 approximately 33,000 and 63,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $310,000 and $669,000 in compensation expense, respectively. During the three- and nine-month periods ended September 30, 2006 approximately 15,000 and 46,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $141,000 and $402,000 in compensation expense, respectively.

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

A summary of the status of the shares under the RRP as of September 30, 2007 and 2006, and changes during the nine months ended September 30, 2007 and 2006 are presented below. The number of shares and weighted average grant date fair value for both periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Nine Months Ended September 30,
	2007		2006
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value

Nonvested at the beginning of the year	366,285	$7.54	457,056	$7.51
Granted	-	-	-	-
Vested	(89,971)	7.51	(89,971)	7.51
Forfeited	-	-	(3,200)	7.51

Nonvested at the end of the period	276,314	$7.55	363,885	$7.51

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and nine-month periods ended September 30, 2007, approximately 23,000 and 69,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $172,000 and $516,000 in compensation expense, respectively. A tax benefit of approximately $130,000 and $247,000, respectively, was recognized during these periods. During the three- and nine-month periods ended September 30, 2006, approximately 23,000 and 68,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $171,000 and $509,000 in compensation expense, respectively. A tax benefit of approximately $94,000 and $209,000, respectively, was recognized during these periods. As of September 30, 2007, approximately $1.9 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At September 30, 2007, the weighted average remaining lives of the RRP awards was approximately 2.8 years.

Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “Option Plan”). As a result of the second-step conversion, the Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of September 30, 2007, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the Option Plan of which 7,460 shares remain available for grant.

A summary of the status of the Company’s stock options under the Option Plan as of September 30, 2007 and 2006, and changes during the nine months ended September 30, 2007 and 2006 are presented below. The number of options and weighted average exercise price for both periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Nine Months Ended September 30,
	2007		2006
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the year	1,065,680	$7.62	1,029,200	$7.52
Granted	69,500	9.63	-	-
Exercised	-	-	-	-
Forfeited	-	-	(3,760)	7.51

Outstanding at the end of the period	1,135,180	$7.74	1,025,440	$7.52

Exercisable at the end of the period	408,736	$7.51	203,648	$7.51

The following table summarizes all stock options outstanding (as adjusted for the exchange ratio) under the Option Plan as of September 30, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(in years)

$7.51	1,018,240	$7.51	7.8	407,296	$7.51
8.35	7,200	8.35	8.2	1,440	8.35
9.63	69,500	9.63	9.9	-	-
10.18	40,240	10.18	9.1	-	-

Total	1,135,180	$7.74	7.9	408,736	$7.51

Intrinsic value	$2,299,278			$914,359

During the three and nine months ended September 30, 2007, approximately $101,000 and $296,000, respectively, was recognized in compensation expense for the Option Plan. A deferred tax benefit of approximately $9,000 and $28,000, respectively, was recognized during each of these periods. During the three and nine months ended September 30, 2006, approximately $92,000 and $276,000, respectively, was recognized in compensation expense for the Option Plan. A deferred tax benefit of approximately $9,000 and $27,000, respectively, was recognized during each of these periods. At September 30, 2007, approximately $1.3 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.9 years.

7.     COMMITMENTS AND CONTINGENCIES

The Bank had approximately $6.3 million in outstanding mortgage loan commitments at September 30, 2007. The commitments are expected to be funded within 90 days with approximately $5.9 million in fixed rate loans with interest rates ranging from 5.875% to 6.875%. The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2006. These loans were not originated for resale. Also outstanding at September 30, 2007 and December 31, 2006, were unused lines of credit totaling approximately $67.2 million and $69.1 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most of the Bank’s letters of credit expire within one year. At September 30, 2007 and December 31, 2006, the Bank had letters of credit outstanding of approximately $20.9 million and $16.3 million, respectively, of which $19.5 million and $14.8 million, respectively, were standby letters of credit.  At September 30, 2007 and December 31, 2006, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both September 30, 2007 and December 31, 2006, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

ITEM 2.  – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We earned net income of $2.1 million for the quarter ended September 30, 2007, representing an increase of $367,000 or 21.5% over the comparable 2006 period. Diluted earnings per share increased to $0.09 for the quarter compared to $0.07 for the third quarter of 2006. Net income of $4.9 million for the nine months ended September 30, 2007 was a decrease of $279,000 or 5.3% over the first nine months of 2006. Diluted earnings per share decreased slightly to $0.21 for the first nine months of 2007 from $0.22 for the first nine months of 2006. Earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

Net interest income was $7.2 million and $18.5 million for the three months and nine months ended September 30, 2007, respectively, representing increases of 26.8% and 9.2%, respectively, over the comparable 2006 periods. Our net interest margin for the third quarter of 2007 increased 27 basis points to 2.89% from 2.62% for the third quarter of 2006. For the first nine months of 2007 our net interest margin was 2.65% compared to 2.71% for the first nine months of 2006. Our average interest rate spread for the three and nine months ended September 30, 2007 decreased to 1.92% and 1.90%, respectively, from 2.05% and 2.17%, respectively, for the comparable 2006 periods.

Our total non-interest income amounted to $783,000 for the third quarter of 2007 compared to $716,000 for the third quarter of 2006. For the nine months ended September 30, 2007, our total non-interest income amounted to $2.2 million, a slight increase of $19,000 from the nine months ended September 30, 2006. Our total non-interest expenses for the third quarter of 2007 amounted to $4.8 million, representing an increase of $959,000 from the third quarter of 2006. For the nine months ended September 30, 2007, our total non-interest expenses amounted to $13.6 million, representing an increase of $1.9 million or 16.3% from the nine months ended September 30, 2006. For both the three-month and nine-month periods, the largest increases in expense were in salaries and employee benefits, occupancy, professional services and other non-interest expenses.

The Company’s total assets increased $155.8 million, or 16.8%, to $1.1 billion at September 30, 2007 compared to $925.2 million at December 31, 2006. The increase in total assets was due primarily to $134.7 million in net proceeds received from the Company’s second-step conversion and stock offering completed on June 27, 2007. Our cash and cash equivalents increased $59.9 million and our net loans receivable increased $65.1 million during the first nine months of 2007. Our total deposits increased $14.5 million or 2.5% to $601.5 million at September 30, 2007 compared to $587.0 million at December 31, 2006. The increase was due to growth in certificate accounts of $24.6 million that was partially offset by decreases in savings and money market accounts and checking accounts. Our stockholders’ equity increased $132.9 million to $247.0 million at September 30, 2007 compared to $114.1 million at December 31, 2006. The increase was due primarily to the $134.7 million in net proceeds received from the second-step conversion and stock offering.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

The Company’s total assets increased $155.8 million, or 16.8%, to $1.1 billion at September 30, 2007 compared to $925.2 million at December 31, 2006. The increase in total assets was due primarily to $134.7 million in net proceeds received from the Company’s second-step conversion and stock offering completed on June 27, 2007. Our cash and cash equivalents increased $59.9 million to $104.5 million at September 30, 2007 from $44.6 million at December 31, 2006. The increase in cash and cash equivalents included the purchase of $39.9 million of short-term FHLB discount notes and a $17.8 million increase in interest-bearing deposits in other banks. Additionally, our total investment securities increased $13.4 million as purchases of $44.9 million and unrealized gains on available for sale securities of $1.1 million were partially offset by calls and maturities of $32.7 million. Our total mortgage-backed securities decreased $8.5 million as purchases of $8.3 million and unrealized gains on available for sale mortgage-backed securities of $594,000 were outpaced by repayments of $17.3 million. Our net loans receivable increased $65.1 million or 10.8% during the first nine months of 2007. The largest loan growth occurred in one- to four-family residential loans, which increased $44.4 million or 11.8%, construction loans, which increased $19.6 million or 14.5%, and commercial business loans, which increased $10.8 million or 94.6%.  Consumer non-real estate loans also increased $3.2 million or 73.7%. These increases were partially offset by a $13.6 million decrease in multi-family residential and commercial real estate loans and a $2.8 million decrease in home equity lines of credit. Also contributing to the overall increase in assets during the first nine months of 2007 was the purchase of $20.0 million of additional bank owned life insurance (“BOLI”) during the third quarter. Property and equipment, net increased $1.3 million or 14.5%, primarily as a result of increased investment in new branches, including three new branch offices and one limited service facility which opened in 2007.

Our total deposits increased $14.5 million or 2.5% to $601.5 million at September 30, 2007 compared to $587.0 million at December 31, 2006. The increase was due to growth in certificate accounts of $24.6 million that was partially offset by decreases in savings and money market accounts and checking accounts. The most significant decrease was in checking accounts, which, at September 30, 2007, had decreased $9.7 million since December 31, 2006, despite a previously reported increase in these accounts of $1.2 million at June 30, 2007. Our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $2.6 million or 14.8% during the first nine months of 2007. Advances from the Federal Home Loan Bank decreased $3.1 million or 1.6% to $193.2 million at September 30, 2007 from $196.3 million at December 31, 2006.

Our stockholders’ equity increased $132.9 million to $247.0 million at September 30, 2007 compared to $114.1 million at December 31, 2006. The increase was due primarily to the $134.7 million in net proceeds received from the second-step conversion and stock offering. The Company sold approximately 14.0 million shares of stock in its subscription, community and syndicated community offerings and issued approximately 10.5 million additional shares of its stock in exchange for the previously outstanding shares of Abington Community Bancorp, Inc., the Bank’s former “mid-tier” holding company. The conversion and reorganization included the cancellation of the approximately 582,000 shares of treasury stock of Abington Community Bancorp with a cost basis of $8.3 million. A portion of the offering proceeds were used to make a loan to our employee stock ownership plan (“ESOP”), which purchased approximately 1.0 million additional shares of the Company’s common stock for an aggregate of $10.4 million. Our retained earnings increased $2.0 million during the first nine months of 2007 as our net income of $4.9 million was partially offset by a reduction of $2.9 million resulting from the payment of our quarterly dividends.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2007, our cash and cash equivalents amounted to $104.5 million.  In addition, at such date we had $13.6 million in investment securities scheduled to mature within the next 12 months.  Our available for sale investment and mortgage-backed securities amounted to an aggregate of $164.5 million at September 30, 2007.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2007, we had certificates of deposit maturing within the next 12 months amounting to $340.2 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the nine months ended September 30, 2007, and the year ended December 31, 2006, the average balance of our outstanding FHLB advances was $181.0 million and $201.8 million, respectively.  At September 30, 2007, we had $193.2 million in outstanding FHLB advances and we had $390.8 million in additional FHLB advances available to us.

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

Our stockholders’ equity amounted to $247.0 million at September 30, 2007, an increase of $132.9 million from stockholders’ equity of $114.1 million at December 31, 2006. The increase was due primarily to the $134.7 million in net proceeds received from our second-step conversion and stock offering. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. These proceeds have been initially invested in short-term, liquid investments to earn a market rate of return. The net proceeds received by the Bank have further strengthened its capital position, which already exceeded all regulatory requirements (see table below). Our long-term plan continues to be to leverage our capital through retail deposit and loan growth. Specifically, we plan to use the net proceeds received by the Bank to fund new loans, to invest in mortgage-backed securities, to finance the expansion of our business activities, including developing new branch locations and for general corporate purposes. Towards this goal, we opened three new branches during the first half of 2007, and a fourth branch in Spring House, Pennsylvania in November 2007. We have further plans to open additional branches in 2008. Although these branches will require a period of time to generate sufficient revenues to offset their costs, our ongoing branch expansion is a key component of our long-term business strategy. A portion of the net proceeds from the offering retained by the Company have been used to make a loan to our employee stock ownership plan (“ESOP”) to fund the purchase of 1,042,771 shares of the Company’s common stock at an aggregate cost of $10.4 million. The remaining net proceeds held by the Company have been deposited in the Bank. In the long term, these proceeds may be used to invest in securities, to pay dividends to shareholders, to repurchase shares of the Company’s common stock, subject to regulatory restrictions and to finance the possible acquisition of financial institutions or branch offices or other businesses that are related to banking. Although we currently have no plans, understandings or agreements with respect to any specific acquisitions, we are constantly considering potential opportunities to increase long-term shareholder value.

The following table summarizes regulatory capital ratios for the Company and the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	September 30, 2007	December 31, 2006	Regulatory Minimum	To Be Well Capitalized
Capital Ratios:
Tier 1 leverage ratio
The Company	N/A	12.80%	4.00%	N/A
The Bank	15.48%	10.54	4.00	5.00%
Tier 1 risk-based capital ratio
The Company	N/A	20.01	4.00	N/A
The Bank	24.24	16.49	4.00	6.00
Total risk-based capital ratio
The Company	N/A	20.29	8.00	N/A
The Bank	24.51	16.77	8.00	10.00

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

At September 30, 2007, the Company had two stock-based compensation plans, the 2005 Recognition and Retention Plan (“RRP”) and the 2005 Stock Option Plan (the “Option Plan”). Share awards were first issued under these plans in July 2005. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

During the three- and nine-month periods ended September 30, 2007, approximately 23,000 and 69,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $172,000 and $516,000 in compensation expense, respectively. During the three- and nine-month periods ended September 30, 2006, approximately 23,000 and 68,000 shares, respectively, were amortized to expense, again based on the proportional vesting of the awarded shares, resulting in recognition of approximately $171,000 and $509,000 in compensation expense, respectively. As of September 30, 2007, approximately $1.9 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At September 30, 2007, the weighted average remaining lives of the RRP awards was approximately 2.8 years.

During the three and nine months ended September 30, 2007, approximately $101,000 and $296,000, respectively, was recognized in compensation expense for the Option Plan. During the three and nine months ended September 30, 2006, approximately $92,000 and $276,000, respectively, was recognized in compensation expense for the Option Plan. At September 30, 2007, approximately $1.3 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.9 years.

The Company also has an employee stock ownership plan (“ESOP”). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three- and nine-month periods ended September 30, 2007 approximately 33,000 and 63,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $310,000 and $669,000 in compensation expense, respectively. During the three- and nine-month periods ended September 30, 2006 approximately 15,000 and 46,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $141,000 and $402,000 in compensation expense, respectively.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2007 and December 31, 2006, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash   requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.  The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2007 and December 31, 2006, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $124.0 million and $118.1 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most of the Bank’s letters of credit expire within one year. At September 30, 2007 and December 31, 2006, the Bank had letters of credit outstanding of approximately $20.9 million and $16.3 million, respectively, of which $19.5 million and $14.8 million, respectively, were standby letters of credit.  At September 30, 2007 and December 31, 2006, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 and $169,000, respectively. At both September 30, 2007 and December 31, 2006, $97,000 of the uncollateralized letters of credit was for standby letters of credit.

The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2007.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years
	(In Thousands)
Letters of credit	$20,882	$19,545	$1,332	$--	$5
Recourse obligations on loans sold	185	--	--	--	185
Commitments to originate loans	6,265	6,265	--	--	--
Unused portion of home equity lines of credit	22,640	--	--	--	22,640
Unused portion of commercial lines of credit	53,245	53,245	--	--	--
Undisbursed portion of construction loans in process	41,841	33,006	8,835	--	--
Total commitments	$145,058	$112,061	$10,167	$--	$22,830

The following table summarizes our contractual cash obligations at September 30, 2007.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$413,541	$340,169	$52,088	$8,708	$12,576
FHLB advances	193,206	52,422	70,839	44,551	25,394
Repurchase agreements	20,407	20,407	--	--	--
Total debt	213,613	72,829	70,839	44,551	25,394
Operating lease obligations	6,511	730	1,246	1,179	3,356
Total contractual obligations	$633,665	$413,728	$124,173	$54,438	$41,326

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

General.  We had net income of $2.1 million for the quarter ended September 30, 2007, representing an increase of $367,000 or 21.5% over the comparable 2006 period. Diluted earnings per share increased to $0.09 for the quarter compared to $0.07 for the third quarter of 2006. Net interest income was $7.2 million for the three months ended September 30, 2007, representing an increase of 26.8% over the comparable 2006 period. Our net interest margin for the third quarter of 2007 increased 27 basis points to 2.89% from 2.62% for the third quarter of 2006. Our average interest rate spread for the three months ended September 30, 2007 decreased to 1.92% from 2.05% for the comparable 2006 period.

Interest Income.  Our total interest income for the three months ended September 30, 2007 increased $1.8 million or 13.9% over the comparable 2006 period to $14.9 million. The increase in interest income was primarily a result of growth in the average balance of our interest-earning assets. The most significant impact was due to increases in the average balances of our loans receivable and our other interest-earning assets. The average balance of our loan portfolio increased $71.9 million or 12.2% to $660.3 million for the quarter ended September 30, 2007 from $588.4 million for the quarter ended September 30, 2006. The average balance of our other interest-earning assets increased $72.4 million or 275.9% over the same period, primarily as a result of purchases of repurchase agreements and short-term FHLB discount notes. As a result of the growth in the asset base, interest income on loans increased $994,000 quarter-over-quarter despite a 15 basis point decrease in the average yield of those assets from period to period. Similarly, interest income on other interest-earning assets increased $747,000 quarter-over-quarter despite a 79 basis point decrease in the average yield of those assets from period to period. Also contributing to the increase in total interest income for the third quarter of 2007 over the third quarter of 2006 was a $238,000 increase in interest income on investment securities. This increase resulted from a $3.7 million increase in the average balance of our investment securities for the third quarter of 2007 compared to the third quarter of 2006 combined with an increase in the average yield on those securities of 76 basis points over the same period. Interest income on mortgage-backed securities decreased $159,000 for the third quarter of 2007 compared to the third quarter of 2006 as a quarter-over-quarter decrease in the average balance of our mortgage-backed securities of $18.2 million offset an 11 basis points increase in the average yield of those securities.

Interest Expense.  Our total interest expense for the three months ended September 30, 2007 increased $307,000 or 4.1% over the comparable 2006 period. An increase in interest expense on deposits of $794,000 was partially offset by a $482,000 decrease in interest expense on advances from the Federal Home Loan Bank (“FHLB”). The increase in interest expense on deposits was the result of increases in both the average balances of and average rates paid on deposits. The decrease in interest expense on advances from the FHLB was a result of a decrease in the average balance of those borrowings. During the three months ended September 30, 2007 compared to the three months ended September 30, 2006, our average deposit balance grew by $49.2 million or 9.6%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificates of deposit increased $43.7 million or 12.1% to $405.2 million for the third quarter of 2007 from $361.5 million for the third quarter of 2006. Additionally, the average rate we paid on our certificates of deposit increased 21 basis points over this same period. As a result of the increase in our certificates of deposit as a proportion of our total deposits, as well as the rising interest rate environment, the average rate we paid on our deposits increased 25 basis points to 3.87% for the third quarter of 2007 from 3.62% for the third quarter of 2006. During the three months ended September 30, 2007 compared to the three months ended September 30, 2006, the average balance of our advances from the FHLB decreased $31.6 million to $170.8 million for the third quarter of 2007 from $202.4 million for the third quarter of 2006.

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

	Three Months Ended September 30,

	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$105,447	$1,307	4.96%	$101,746	$1,069	4.20%
Mortgage-backed securities	125,382	1,359	4.34	143,545	1,518	4.23
Loans receivable(2)	660,290	11,141	6.75	588,385	10,147	6.90
Other interest-earning assets	98,616	1,088	4.41	26,237	341	5.20
Total interest-earning assets	989,735	14,895	6.02	859,913	13,075	6.08
Cash and non-interest bearing balances	24,488			18,341
Other non-interest-earning assets	43,229			25,448
Total assets	$1,057,452			$903,702
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$95,429	321	1.35	$97,169	272	1.12
Checking accounts	59,928	10	0.07	52,696	2	0.02
Certificate accounts	405,204	5,093	5.03	361,544	4,356	4.82
Total deposits	560,561	5,424	3.87	511,409	4,630	3.62
FHLB advances	170,770	2,053	4.81	202,371	2,536	5.01
Other borrowings	23,584	264	4.48	23,649	268	4.53
Total interest-bearing liabilities	754,915	7,741	4.10	737,429	7,434	4.03
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	40,772			41,965
Real estate tax escrow accounts	2,672			2,380
Other liabilities	13,408			10,291
Total liabilities	811,767			792,065
Stockholders’ equity	245,685			111,637
Total liabilities and stockholders’ equity	$1,057,452			$903,702
Net interest-earning assets	$234,820			122,484
Net interest income; average Interest rate spread		$7,154	1.92%		$5,641	2.05%
Net interest margin(3)			2.89%			2.62%

___________________________
(1)
Investment securities for the 2007 period include 54 tax-exempt municipal bonds with an aggregate average balance of $20.8 million and an average yield of 4.2%. Investment securities for the 2006 period include 46 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We made a $163,000 provision to the allowance for loan losses during the third quarter of 2007, compared to a provision of $120,000 during the third quarter of 2006. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Our allowance for loan losses increased at September 30, 2007 as a result of our overall evaluation of our growing loan portfolio, including our classified loans. Our loan portfolio at September 30, 2007 included an aggregate of $5.0 million of non-accrual, impaired commercial real estate and construction loans to two borrowers. Based on the appraised value of the properties collateralizing the loans, a reserve of $113,000 was established on these loans at September 30, 2007. In October 2007, a property collateralizing one of the construction loans was acquired as real estate owned at a value of approximately $1.0 million. The disposition of this property has not yet been determined. At September 30, 2007, non-performing loans amounted to 0.77% of loans receivable and our allowance for loan losses amounted to 35.6% of non-performing loans.

Non-interest Income. Our total non-interest income amounted to $783,000 for the third quarter of 2007 compared to $716,000 for the third quarter of 2006. The increase of $68,000 was due primarily to an increase in income on BOLI of $116,000 partially offset by a decrease in service charge income of $37,000. The increase in income on BOLI resulted primarily from the purchase of $20.0 million of additional BOLI during the third quarter of 2007. The decrease in service charge income resulted primarily from a $50,000 decrease in overdraft fees, which was partially offset by a $15,000 increase in debit card income.

Non-interest Expenses. Our total non-interest expenses for the third quarter of 2007 amounted to $4.8 million, representing an increase of $959,000 from the third quarter of 2006. The largest increases were in salaries and employee benefits, occupancy, professional services and other non-interest expenses. Salaries and employee benefits expense increased $427,000 quarter-over-quarter due primarily to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Our number of full-time equivalent employees increased from 125 at September 30, 2006 to 147 at September 30, 2007, primarily as a result of our branch expansion. Also contributing to the increase in salaries and employee benefits expense was a $169,000 or 120.4% increase in the expense for our ESOP. This increase was due primarily to the purchase of additional shares of Company stock by our ESOP in conjunction with the second-step conversion and reorganization completed in June 2007. Occupancy expense increased by $173,000 quarter-over-quarter. This increase primarily was the result of our new branches in Concordville and Lansdale, Pennsylvania, which opened in October 2006 and January 2007, respectively, and in Chalfont and Whitemarsh, Pennsylvania, which opened in April 2007. Our professional services expense increased $179,000, quarter-over-quarter, due to increased legal, audit and consulting expenses. The increase in other non-interest expenses was due largely to increases in expenses for office supplies, copying, and postage as a result of our new branch offices.

Income Tax Expense. Income tax expense for the third quarter of 2007 amounted to $877,000 compared to $666,000 for the third quarter of 2006. Our effective tax rate increased to 29.7% for the quarter ended September 30, 2007 from 28.1% for the quarter ended September 30, 2006.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

General.  We had net income of $4.9 million for the nine months ended September 30, 2007, representing a decrease of $279,000 or 5.3% over the comparable 2006 period. Diluted earnings per share decreased slightly to $0.21 for the first nine months of 2007 from $0.22 for the first nine months of 2006. Net interest income was $18.5 million for the nine months ended September 30, 2007, representing an increase of $1.6 million or 9.2% over the comparable 2006 period. While our net interest income increased in the 2007 period, the amount of such increase was limited by continuing compression in our interest rate spread and net interest margin. Our average interest rate spread and net interest margin for the first nine months of 2007 decreased to 1.90% and 2.65%, respectively, from 2.17% and 2.71%, respectively, for the first nine months of 2006.

Interest Income.  Our total interest income for the nine months ended September 30, 2007 was $41.8 million, an increase of $5.2 million or 14.3% over the comparable 2006 period. The increase in interest income was primarily a result of growth in the average balance of our interest-earning assets. As was the case for the quarter ended September 30, 2007, the most significant impact was due to increases in the average balances of our loans receivable and our other interest-earning assets. The average balance of our loan portfolio increased $75.3 million or 13.4% to $637.0 million for the nine months ended September 30, 2007 from $561.6 million for the nine months ended September 30, 2006. The average balance of our other interest-earning assets increased $37.6 million or 151.2% over the same period, primarily as a result of purchases of repurchase agreements and short-term FHLB discount notes. As a result of the growth in the asset base, interest income on loans increased $3.9 million for the first nine months of 2007 compared to the first nine months of 2006. Interest income on other interest-earning assets increased $1.1 million for the first nine months of 2007 when compared to the first nine months of 2006. Also contributing to the increase in total interest income for the first three quarters of 2007 when compared to the first three quarters of 2006 was a $645,000 increase in interest income on investment securities. This increase resulted primarily from an 80 basis point increase in the average yield on our investment securities for the third quarter of 2007 when compared to the third quarter of 2006. Interest income on mortgage-backed securities decreased $419,000 for the first three quarters of 2007 when compared to the first three quarters of 2006 as a period-over-period decrease in the average balance of our mortgage-backed securities of $16.7 million offset an 11 basis points increase in the average yield of those securities.

Interest Expense.  Our total interest expense for the nine months ended September 30, 2007 increased $3.7 million or 18.7% over the comparable 2006 period. An increase in interest expense on deposits of $4.3 million was partially offset by a $679,000 decrease in interest expense on advances from the FHLB. As was the case for the quarter ended September 30, 2007, the increase in interest expense on deposits was the result of increases in both the average balances of and average rates paid on deposits. The decrease in interest expense on advances from the FHLB was a result of a decrease in the average balance of those borrowings. During the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, our average deposit balance grew by $70.6 million or 14.5%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificates of deposit increased $75.1 million or 22.9% to $403.2 million for the first three quarters of 2007 from $328.1 million for the first three quarters of 2006. Additionally, the average rate we paid on our certificates of deposit increased 58 basis points over this same period. As a result of the increase in our certificates of deposit as a proportion of our total deposits, as well as the rising interest rate environment, the average rate we paid on our deposits increased 62 basis points to 3.85% for the first nine months of 2007 from 3.23% for the first nine months of 2006. During the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, the average balance of our advances from the FHLB decreased $21.6 million to $181.0 million for the first nine months of 2007 from $202.6 million for the first nine months of 2006.
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

	Nine Months Ended September 30,

	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$101,968	$3,550	4.64%	$100,985	$2,905	3.84%
Mortgage-backed securities	128,998	4,160	4.30	145,738	4,579	4.19
Loans receivable(2)	636,958	32,171	6.73	561,634	28,321	6.72
Other interest-earning assets	62,483	1,903	4.06	24,870	756	4.05
Total interest-earning assets	930,407	41,784	5.99	833,227	36,561	5.85
Cash and non-interest bearing balances	20,484			19,051
Other non-interest-earning assets	35,392			24,793
Total assets	$986,283			$877,071
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$94,917	900	1.26	$104,341	860	1.10
Checking accounts	58,575	18	0.04	53,677	9	0.02
Certificate accounts	403,160	15,135	5.01	328,053	10,907	4.43
Total deposits	556,652	16,053	3.85	486,071	11,776	3.23
FHLB advances	181,004	6,529	4.81	202,637	7,208	4.74
Other borrowings	20,765	683	4.39	20,699	620	3.99
Total interest-bearing liabilities	758,421	23,265	4.09	709,407	19,604	3.68
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	42,836			41,786
Real estate tax escrow accounts	3,105			2,755
Other liabilities	11,146			8,543
Total liabilities	815,508			762,491
Stockholders’ equity	170,775			114,580
Total liabilities and stockholders’ equity	$986,283			$877,071
Net interest-earning assets	$171,986			$123,820
Net interest income; average Interest rate spread		$18,519	1.90%		$16,957	2.17%
Net interest margin(3)			2.65%			2.71%

___________________________
(1)
Investment securities for the 2007 period include 54 tax-exempt municipal bonds with an aggregate average balance of $20.5 million and an average yield of 4.2%. Investment securities for the 2006 period include 47 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We made a $273,000 provision to the allowance for loan losses during the first nine months of 2007, compared to a provision of $128,000 during the first nine months of 2006. The 2007 provision was made based on our overall evaluation of our growing loan portfolio, including our classified loans, as previously discussed for the quarter ended September 30, 2007.

Non-interest Income. Our total non-interest income amounted to $2.2 million for the first nine months of 2007, a slight increase of $19,000 from the first nine months of 2006. During the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, a $142,000 increase in income on BOLI was substantially offset by an $80,000 decrease in service charge income and a $40,000 decrease in other non-interest income. As was the case for the quarter ended September 30, 2007, the increase in income on BOLI for the first nine months of 2007 when compared to the first nine months of 2006 resulted primarily from the purchase of $20.0 million of BOLI during the third quarter of 2007. Also, the decrease in service charge income from period to period resulted primarily from an $113,000 decrease in overdraft fees, partially offset by a $46,000 increase in debit card income. The decrease in other non-interest income for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted primarily from a $43,000 increase in appraisal income.

Non-interest Expenses. Our total non-interest expense for the first nine months of 2007 amounted to $13.6 million, representing an increase of $1.9 million or 16.3% from the nine months ended September 30, 2006. As was the case for the quarter ended September 30, 2007, the largest increases were in salaries and employee benefits, occupancy, professional services and other non-interest expenses. The causes for the increases in these expenses over the nine-month periods mirrored the causes for the increases for the three-month periods. Salaries and employee benefits expense increased $917,000 for the first nine months of 2007 compared to the first nine months of 2006 due primarily to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs, as well as a $267,000 or 66.5% increase in the expense for our ESOP. Occupancy expense increased by $272,000 for the first nine months of 2007 compared to the first nine months of 2006 as a result of our new branches. Our professional services expense increased $251,000 over the same period due to increased legal, audit and consulting expenses. Our other non-interest expenses increased by $212,000 for the first nine months of 2007 compared to the first nine months of 2006 due largely to increases in expenses for office supplies, copying, and postage as a result of our new branch offices.

Income Tax Expense. Income tax expense for the first nine months of 2007 amounted to $1.9 million compared to $2.1 million for the first nine months of 2006. Our effective tax rate improved to 28.0% for the nine months ended September 30, 2007, from 28.7% for the nine months ended September 30, 2006.

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following:  (1) general economic conditions,  (2) competitive pressure among financial services companies,  (3) changes in interest rates,  (4) deposit flows,  (5) loan demand, (6) changes in legislation or regulation,  (7) changes in accounting principles, policies and guidelines,  (8) costs related to the expansion of our branch network,  (9) changes in the amount or character of our non-performing assets, and  (10) other  economic, competitive,  governmental, regulatory and technological factors affecting our operations, pricing, products and services.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.  We have no obligation to update or revise any forward-looking statements to reflect any changed assumptions, any unanticipated events or any changes in the future.

ITEM 3.  – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%.  This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank.  In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy.  Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy.  In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 7.64% at September 30, 2007, compared to a negative 14.70% at December 31, 2006. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans in recent periods. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon.  By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable	$259,005	$47,943	$139,778	$83,079	$142,166	$671,971
Mortgage-backedsecurities	30,716	18,628	39,265	17,089	21,161	126,859
Investment securities	9,481	7,387	28,500	31,750	31,388	108,506
Other interest-earningassets	91,202	--	--	--	--	91,202
Total interest-earning assets	390,404	73,958	207,543	131,918	194,715	998,538
Interest-bearing liabilities:
Savings and money market accounts	$13,941	$13,941	$34,953	$16,081	$14,098	$93,014
Checking accounts	--	--	--	--	58,535	58,535
Certificate accounts	270,829	104,025	17,403	8,708	12,576	413,541
FHLB advances	106,834	17,011	41,173	8,041	20,147	193,206
Other borrowed money	20,407	--	--	-	--	20,407
Total interest-bearing liabilities	412,011	134,977	93,529	32,830	105,356	778,703

Interest-earning assets less interest-bearing liabilities	$(21,607)	$(61,019)	$114,014	$99,088	$89,359	$219,835

Cumulative interest-rate sensitivity gap(2)	$(21,607)	$(82,626)	$31,388	$130,476	$219,835

Cumulative interest-rate gap as a percentage of total assets at September 30, 2007	(2.00)%	(7.64)%	2.90%	12.07%	20.34%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2007	94.76%	84.89%	104.90%	119.38%	128.23%
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

ITEM 4.  – CONTROLS AND PROCEDURES

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
July 1 – July 31, 2007	10,268	9.84	--	--
August 1 – August 31, 2007	--	--	--	--
September 1 – September 30, 2007	--	--	--	--

Total	10,268	$9.84	--	--

(1)  Shares were acquired as part of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.    OTHER INFORMATION

On November 13, 2007, the Company entered into new endorsement split dollar insurance agreements with each of Robert W. White, Edward W. Gormley, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden which superseded agreements previously entered into by the named executive officers.  The new agreements eliminate any death benefit subsequent to the employee’s retirement, increase the pre-retirement amount of life insurance to $150,000 as well as implement certain other changes.  The form of new split dollar insurance agreement is attached hereto as Exhibit 10.1 and is incorporated herein by reference.

ITEM 6.    EXHIBITS

No.	Description
10.1	Form of Split Dollar Insurance Agreement by and between Abington Bank and each of Robert W. White, Edward W. Gormley, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden

31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.

Date: November 14, 2007	By:	/s/ Robert W. White
Robert W. White
Chairman, President and
Chief Executive Officer

Date: November 14, 2007	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and
Chief Financial Officer