Form 10-K
period 2007-12-31
ABINGTON BANCORP, INC./PA
filed 2008-03-14
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007.
OR
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________.

Commission File Number 0-52705

Abington Bancorp, Inc.

(Exact Name of Registrant as specified in its charter)

Pennsylvania	20-8613037
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

180 Old York Road, Jenkintown, Pennsylvania 19046
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 215-886-8280

Securities registered pursuant to Section 12 (b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12 (g) of the Exchange Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐  Yes  ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2007, which excludes 3,238,194 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $202.7 million. This figure is based on the closing price of $9.55 per share of the Registrant's common stock on June 29, 2007, the last business day of the Registrant's second fiscal quarter.

The number of shares of the Issuer's common stock, par value $0.01 per share, outstanding as of March 7, 2008 was 24,449,526.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

ABINGTON BANCORP, INC.

PART I

ITEM 1. BUSINESS

General

Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was recently organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiary, ASB Investment Co. As of December 31, 2007, the Company, on a consolidated basis, had total assets of $1.1 billion, total deposits of $609.6 million, and total stockholders’ equity of $249.9 million.

Abington Community Bancorp, Inc., a Pennsylvania corporation, was the former mid-tier holding company for the Bank. Abington Community Bancorp was organized in conjunction with the Bank’s reorganization from the mutual savings bank form to the mutual holding company structure in December 2004. Abington Mutual Holding Company, a Pennsylvania corporation, was the mutual holding company parent of Abington Community Bancorp, Inc. and originally owned 55% of Abington Community Bancorp’s outstanding stock. As a result of treasury stock purchases, this stake increased to approximately 57% of Abington Community Bancorp’s outstanding stock at the time of the Bank’s second-step conversion in June 2007.

On June 27, 2007, a second-step conversion was completed after which Abington Mutual Holding Company and Abington Community Bancorp, Inc. ceased to exist and Abington Bancorp, Inc. was organized as the new stock-form holding company for the Bank and as successor to Abington Community Bancorp. A total of 13,965,600 new shares of common stock. of the Company (“Common Stock”) were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.7 million, net of offering costs of approximately $5.0 million. As part of the conversion, outstanding public shares of Abington Community Bancorp, Inc. (other than the shares owned by Abington Mutual Holding Company) were exchanged for 1.6 shares of Company Common Stock. The exchange resulted in an additional 10,494,640 outstanding shares of Common Stock of the Company for a total of 24,460,240 outstanding shares of Common Stock as of the closing of the second-step conversion. Treasury stock held by Abington Community Bancorp as of the June 27, 2007 closing date was cancelled. For further information on the Company’s second-step conversion, see Note 19 in the Notes to the Consolidated Financial Statements in Item 8 herein.

Abington Bank is a community-oriented savings bank, which was originally organized in 1867 and is headquartered in Jenkintown, Pennsylvania, approximately eight miles north of center city Philadelphia.  Our banking office network currently consists of our headquarters and main office, eleven other full-service branch offices and six limited service branch offices.  In addition, we maintain a loan processing office in Jenkintown, Pennsylvania. Thirteen of our banking offices are located in Montgomery County, Pennsylvania, four are in neighboring Bucks County, Pennsylvania and one is in Delaware County, Pennsylvania. The Bank plans to add an additional branch office in the first half of 2008 in Montgomery County. Our limited service offices have limited hours of operation and/or are limited to serving customers who live or work in the community in which the limited service office is located.  Four of our limited service offices are located in retirement or age restricted communities.  We maintain ATMs at all of our banking offices and we also have two off-site ATMs, located at a local grocery store and a local college.  We also provide on-line banking and telephone banking services.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities.  Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, construction loans, non-residential or commercial real estate mortgage loans, home equity loans, commercial business loans and consumer loans.  We are an active originator of residential home mortgage loans and home construction loans in our market area.  In addition to offering loans and deposits, we also offer securities and annuities to our customers through an affiliation with a third-party broker-dealer.

The Company’s website address is www.abingtonbank.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website under the Investor Relations menu. Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC.

Forward Looking Statements

This document contains forward-looking statements, which can be identified by reference to a future period or periods or by the use of words such as “would be,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or the negative thereof.  These forward-looking statements include:

`•	statements of goals, intentions and expectations;

•	statements regarding prospects and business strategy;

•	statements regarding asset quality and market risk; and

•	estimates of future costs, benefits and results.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the factors discussed under the heading “Risk Factors” in Item 1A herein that could affect the actual outcome of future events and the following factors:

•	general economic conditions, either nationally or in our market area, that are worse than expected;

•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	legislative or regulatory changes that adversely affect our business;

•	adverse changes in the securities markets;

•	our ability to successfully manage our growth;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC or the Financial Accounting Standards Board; and

•	our ability to successfully implement our branch expansion strategy, enter into new markets and/or expand product offerings successfully and take advantage of growth opportunities.

Any of the forward-looking statements that we make in the this Form 10-K and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements.

Market Area and Competition

Our market area is located in Montgomery, Bucks and Delaware Counties, Pennsylvania, which are suburbs of Philadelphia.  In addition, particularly with respect to commercial and construction lending, we also make loans in Philadelphia and Chester Counties, Pennsylvania and contiguous counties in New Jersey and Delaware.  This area is referred to as the Delaware Valley region.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  Within our market area, more than 50 other banks, savings institutions and credit unions are operating.  Many of the financial service providers operating in our market area are significantly larger and have greater financial resources than us.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At December 31, 2007, our net loan portfolio totaled $682.0 million or 63.2% of total assets.  Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area.  In addition, while we have been making construction loans to homebuilders and others for more than 30 years, we have increased our construction lending activities in recent years.  We also have increased our emphasis on originating commercial real estate and multi-family (over four units) residential mortgage loans.  We also originate home equity lines of credit, commercial business loans and consumer loans.

The types of loans that we may originate are subject to federal and state law and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$424,141	57.28%	$375,744	57.55%	$323,710	54.88%	$243,705	54.69%	$223,963	55.95%
Commercial real estate and
multi-family residential	77,138	10.42	92,428	14.16	76,647	12.99	74,642	16.75	64,029	16.00
Construction	168,711	22.79	134,976	20.67	132,789	22.51	83,253	18.68	66,875	16.71
Home equity lines of credit	33,091	4.47	33,953	5.20	41,063	6.96	32,049	7.19	31,185	7.79
Total real estate loans	703,081	94.96	637,101	97.58	574,209	97.34	433,649	97.31	386,052	96.45
Commercial business loans	29,374	3.97	11,416	1.75	10,975	1.86	8,540	1.92	10,403	2.60
Consumer non-real estate loans	7,914	1.07	4,400	0.67	4,712	0.80	3,433	0.77	3,792	0.95
Total non-real estate loans	37,288	5.04	15,816	2.42	15,687	2.66	11,973	2.69	14,195	3.55

Total loans	740,369	100.00%	652,917	100.00%	589,896	100.00%	445,622	100.00%	400,247	100.00%
Less:
Undisbursed portion of construction
loans in process	55,799		45,338		57,690		30,131		32,699
Deferred loan fees, net	721		913		1,264		1,423		1,472
Allowance for loan losses	1,811		1,603		1,455		1,413		1,456
Net loans	$682,038		$605,063		$529,487		$412,655		$364,620

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2007, before giving effect to net items.  Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  The amounts shown below do not take into account loan prepayments.

	One- to Four-Family Residential	Commercial Real Estate and Multi-Family Residential	Construction	Home Equity Lines of Credit	Commercial Business Loans	Consumer	Total
	(In Thousands)
Amounts due after December 31, 2007 in:
One year or less	$13,736	$20,952	$105,803	$31,341	$20,951	$936	$193,719
After one year through two years	2,510	65	40,240	--	1,560	790	45,165
After two years through three years	2,242	5,425	18,328	1,414	3,035	2,319	32,763
After three years through five years	8,905	331	4,340	--	3,828	3,173	20,577
After five years through ten years	34,690	6,954	--	336	--	583	42,563
After ten years through fifteen years	93,063	10,409	--	--	--	64	103,536
After fifteen years	268,995	33,002	--	--	--	49	302,046
Total	$424,141	$77,138	$168,711	$33,091	$29,374	$7,914	$740,369

The following table shows the amount of our loans at December 31, 2007, which are due after December 31, 2008, and indicates whether they have fixed-rates of interest or rates which are floating or adjustable.

	Fixed-Rate	Floating or Adjustable-Rate	Total at December 31, 2007
	(In Thousands)

One- to four-family residential	$337,622	$72,783	$410,405
Commercial real estate and multi-family residential	43,805	12,381	56,186
Construction	290	62,618	62,908
Home equity lines of credit	--	1,750	1,750
Commercial business loans	7,438	985	8,423
Consumer non-real estate	6,462	516	6,978
Total	$395,617	$151,033	$546,650

Loan Originations.  Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  In addition, our commercial and construction loan officers actively solicit new loans throughout our market area.  Single-family residential mortgage loan applications and consumer loan applications are taken at any of Abington Bank’s banking offices. Beginning in November 2005, we also began taking single-family residential mortgage loan applications and consumer loan applications on-line. Applications for other loans typically are taken personally by our commercial or construction lending officers, although they may be received by a branch office initially and then referred to a construction or commercial lender.  All loan applications are processed and underwritten centrally at our loan processing office and main office in Jenkintown, Pennsylvania.

Our single-family residential mortgage loans are written on standardized documents used by the Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”).  We also utilize automated loan processing and underwriting software systems developed by Freddie Mac for our new single-family residential mortgage loans.  Property valuations of loans secured by real estate are undertaken by our in-house appraiser or by an independent third-party appraiser approved by our board of directors.

Specified loan officers of Abington Bank have limited authority to approve automobile loans and other consumer loans up to $100,000.  Home equity loans and lines of credit may be approved jointly by two authorized Vice Presidents.  Our loan policy generally requires that all other loans up to $2.0 million must be approved by either the Consumer Loan Committee (which is comprised of the Bank’s President, Senior Vice President - Lending and five other officers) or Commercial Loan Committee (comprised of the Bank’s President, Senior Vice President - Lending and five other officers).  All of such loans are reported to our board of directors on a monthly basis.  Loans exceeding $2.0 million must be approved by the full board of directors.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  Generally, we have purchased such loans without recourse to the seller.  However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan's performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. We purchased an aggregate of $31.2 million of loan participation interests from other financial institutions during the year ended December 31, 2007.

On occasion, we have sold residential mortgage loans into the market, but we did not sell any residential mortgage loans during 2007, 2006 or 2005. Depending on market conditions, we may consider such sales in the future. In addition, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests or whole loans, it generally has been done on the basis of very limited recourse.  As of December 31, 2007, our total exposure to recourse arrangements with respect to our sales of whole loans and participation interests in loans was $185,000.  We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits, although we have also sold participation interests to mitigate our risk in certain situations.  The Bank’s loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $24.9 million at December 31, 2007. During the year ended December 31, 2007, we sold $5.0 million in loan participation interests to other institutions.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Loan originations:
One- to four-family residential	$93,472	$91,963	$100,321
Commercial real estate and multi-family residential	6,805	13,551	30,734
Construction	51,552	38,163	94,857
Home equity lines of credit	6,254	7,558	12,836
Commercial business	35,450	20,157	14,729
Consumer non-real estate	265	322	561
Total loan originations	193,798	171,714	254,038
Loans purchased:
Whole loans	--	--	11,508
Participation interests	31,154	30,289	18,100
Total loans purchased	31,154	30,289	29,608
Loans sold:
Whole loans	--	--	--
Participation interests	(5,000)	(3,000)	(8,281)
Total loans sold	(5,000)	(3,000)	(8,281)
Loan principal repayments	(130,942)	(135,981)	(131,091)
Total loans sold and principal repayments	(135,942)	(138,981)	(139,372)
(Decrease) or increase due to other items, net (1)	(12,035)	12,554	(27,442)
Net increase in loan portfolio	$76,975	$75,576	$116,832
____________________
(1)	Other items consist of loans in process, deferred fees, the allowance for loan losses and the transfer of loans to real estate owned.

One- to Four-Family Residential Mortgage Lending.  One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area.  At December 31, 2007, $424.1 million or 57.3% of our total loan portfolio consisted of single-family residential mortgage loans.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae.  We utilize proprietary software developed by Freddie Mac in processing and underwriting our single-family residential mortgage loans.  Applications for one- to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office and our Loan Processing Center in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the bank can extend a loan commitment to the customer.  We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate.  We service all loans that we have originated through our in-house loan servicing department.  We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20, 30 or 40 years.  We also currently offer adjustable rate mortgage (“ARM”) loans. We began offering ARM loans in 2005 after not offering single-family ARM loans for more than 10 years through the end of 2004. The temporary discontinuation of our ARM loans was a result of our evaluation of local market conditions. At December 31, 2007, $10.7 million, or 2.5%, of our one- to four-family residential loan portfolio consisted of ARM loans.

We underwrite one- to four-family residential first mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.  We also will concurrently originate first mortgage loans with loan-to-value ratios of up to 80% together with a home equity loan, resulting in a combined loan-to-value ratio of up to 90%, which relieves our borrower from the cost of obtaining private mortgage insurance. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans.  Our in-house appraiser or another licensed appraiser appraises all properties securing one- to four-family first mortgage loans.  Our mortgage loans include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property.  Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in our portfolio, and we generally exercise our rights under these clauses.

Our single-family residential mortgage loans also include home equity loans, which amounted to $45.2 million at December 31, 2007.  We offer fixed-rate home equity loans in amounts up to $200,000.  Our home equity loans are fully amortizing and have terms to maturity of up to 20 years.  While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans.  Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 90% or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 80% or less. Our single-family residential mortgage loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence.

Commercial Real Estate and Multi-Family Residential Real Estate Loans. At December 31, 2007, our commercial real estate and multi-family residential loans amounted to $77.1 million or 10.4% of our total loan portfolio. In addition to commercial real estate loans, we offer lines of credit for commercial uses. In most cases, our commercial lines of credit are secured by commercial real estate. At December 31, 2007, the unused portion of our commercial lines of credit was $42.4 million.

Our commercial real estate and residential multi-family real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. Our commercial and multi-family real estate loans tend to be originated in an amount less than $3.0 million but will occasionally exceed that amount. We currently employ five commercial lenders who actively solicit commercial real estate and multi-family residential mortgage loans in our market area.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 30 years with monthly amortization over the life of the loan and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon designated market indices such as the 5-year Treasury CMT plus a margin, and fees of up to 2.0% are charged to the borrower at the origination of the loan. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. In addition, many of our commercial real estate loans are not fully amortizing and require significant balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. At December 31, 2007, we had four commercial loans to one borrower with an aggregate carrying value of $1.3 million that were considered non-performing. Three of these loans, with a carrying value of $1.3 million were also considered non-performing at December 31, 2006 and were our only non-performing commercial real estate and multi-family real estate loans at that time. The four loans, which are to one borrower, were over 90 days delinquent at December 31, 2007 and 2006 and were classified as non-accrual at both dates. The borrower commenced bankruptcy and is in liquidation, which has prolonged our recovery efforts on these loans. Based on the appraised values of the properties collateralizing these loans, as well as additional collateral available, no reserve was considered necessary and no allowance for loan losses has been recorded for these loans. Management currently expects that all four of these loans will be resolved with no additional loss within the next twelve months. In December 2007, two commercial real estate loans to another borrower with an aggregate balance of $750,000 that had previously been recognized as non-performing were settled when we acquired the underlying collateral properties through foreclosure. These properties are classified as Real Estate Owned (“REO”) at December 31, 2007, and are recorded at their fair value of $700,000. A loss of $50,000 was recognized through a charge-off to the allowance for loan losses in conjunction with the acquisition. We are currently marketing this property for sale, however we cannot guarantee that we will be able to sell this property at a price that will allow us to recover our loss. At December 31, 2005 none of our commercial real estate and multi-family residential mortgage loans were either delinquent for more than 30 days or considered non-performing. Other than the $50,000 that was charged-off in conjunction with the acquisition of the REO property, we did not charge-off any multi-family residential and commercial real estate loans in 2007. No commercial real estate and multi-family residential real estate loans were charged-off in 2006 or 2005. For additional information, see “Asset Quality – Non-Performing Loans and Real Estate Owned.”

Various aspects of a commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. We generally originate these types of loans to borrowers with whom we are familiar and which have demonstrated historical results. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 110% in the case of multi-family residential real estate loans and 120% in the case of commercial real estate loans. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers or, in some cases, Abington Bank’s staff appraiser are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan. After the loan is made, we periodically monitor the operation of the business or project and the physical condition of the property.

Construction Lending.  We have been an active originator of construction loans since the mid 1990s.  We increased our construction loan efforts beginning in 2002 when we hired a second construction loan officer.  We targeted construction loans as a growth area for the Bank because they have shorter terms to maturity and they generally have floating or adjustable interest rates.  We have focused our construction lending on making loans to homebuilders in the Delaware Valley area to acquire, develop and build single-family residences.  Our construction loans include, to a lesser extent, loans for the construction of commercial and industrial use properties such as office buildings, retail shops and warehouses.  At December 31, 2007, our construction loans amounted to $168.7 million, or 22.8% of our total loan portfolio.  This amount includes $55.8 million of undisbursed loans in process.  Our construction loan portfolio has grown appreciably over the past four years. At December 31, 2003, our construction loans amounted to $66.9 million, or 16.7% of our total loan portfolio.

A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions.  Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Delaware Valley with whom we have an established relationship.  Residential construction and development loans are typically offered with terms of up to 36 months.  One or two six-month extensions may be provided for at our option.  The maximum loan-to-value limit applicable to these loans is 80% of the appraised post construction value.  We often establish interest reserves and obtain personal and/or corporate guarantees as additional security on our construction loans.  Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants.  Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon The Wall Street Journal prime rate or, in some cases, LIBOR.  Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released.  Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home.  We permit a limited, pre-determined number of model homes to be constructed on an unsold or “speculative” basis.  All other units must be pre-sold before we will disburse funds for construction.  Our construction loans also include loans to acquire and hold unimproved land, loans to acquire land and develop the basic infrastructure, such as roads and sewers, and construction loans for commercial uses. The majority of our construction loans are secured by properties located in Bucks and Montgomery Counties, Pennsylvania. However, we also make construction loans throughout the Delaware Valley region.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. Our construction loans require us to advance funds based upon our security interest in the project, which is of uncertain value until the construction is completed. In addition, at the time we commit to make a construction loan, it is uncertain whether the costs estimated for the project will be sufficient to cover actual construction costs. If there are cost overruns, additional financing may be necessary to complete the project. Compared to single-family residential mortgage loans, it is relatively more difficult to evaluate accurately the total funds necessary to complete the project and the ultimate loan-to-value ratio. We have attempted to minimize these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships. At December 31, 2007 we had one construction loan with a carrying value of $168,000 that was considered non-performing. This loan was more than 90-days delinquent and was classified as non-accrual at December 31, 2007. This loan had also been classified as non-accrual at December 31, 2006. At December 31, 2006, we had two construction loans with an aggregate carrying value of $1.1 million that were considered non-performing. In October 2007 one of these loans with a carrying value of $1.0 million was settled when we acquired the underlying collateral property through foreclosure. This property is classified as REO and is recorded at its fair value of $858,000 on the December 31, 2007 balance sheet. A loss of $147,000 was recognized during 2007 through a charge-off to the allowance for loan losses in conjunction with the acquisition. Other than this charge-off, we did not charge-off any construction loans in 2007. No construction loans were charged-off in 2006 or 2005. For additional information, see “Asset Quality – Non-Performing Loans and Real Estate Owned.”

At December 31, 2007, the Bank’s largest construction loan was a $10.4 million loan for the construction of a 40 unit high rise residential condominium project in Center City, Philadelphia. This loan has performed in accordance with its terms since its origination in 2005. However, construction is behind schedule and the Bank recently approved a $1.5 million increase in the authorized loan amount to cover certain cost overruns and permit completion of the project. Management is closely monitoring this loan.

Home Equity Lines.  At December 31, 2007, the outstanding balance of our home equity lines of credit amounted to $33.1 million or 4.5% of our net loan portfolio. The unused portion of home equity lines was $22.8 million at such date. We generally offer home equity lines in amounts up to $200,000 on a revolving line of credit basis with interest tied to the prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on its home equity lines. Generally, our home equity lines have loan-to-value ratios (combined with any loan secured by a first mortgage) of 80% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office or on-line through our website.

Commercial Business Loans.  Our commercial business loans amounted to $29.4 million or 4.0% of the total loan portfolio at December 31, 2007. Our commercial business loans typically are to small to mid-sized businesses in our market area and may be for working capital, inventory financing or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.

Our five commercial lenders actively solicit commercial business loans in our market area. Given the on-going consolidation of financial institutions, we are seeking to increase our commercial business loan portfolio. In particular, we are targeting loans of $250,000 to $500,000 that generally are considered too small by the regional and super-regional banks operating in our market. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans. Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans, such as inventory or equipment, may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as loans secured by deposit accounts, automobile loans and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At December 31, 2007, $7.9 million, or 1.1% of the total loan portfolio consisted of these types of loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2007, 2006 and 2005 we charged-off $79,000, $56,000 and $70,000 of consumer loans, respectively, of which $65,000, $54,000 and $60,000, respectively, were charge-offs of overdrawn deposit balances, which are classified as loans for reporting purposes.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our Lending Policy Manual is reviewed on an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of Abington Bank have the authority within specifically identified limits to approve new loans. The largest individual lending authority is $2.0 million.  Amounts in excess of the individual lending limits must be approved by the Commercial Lending Committee or the Consumer Lending Committee. Loans in excess of $2.0 million must be approved by the Board of Directors of Abington Bank.

Asset Quality

General.  One of our key objectives has been, and continues to be, maintaining a high level of asset quality.  In this regard, we have not engaged in and do not plan to engage in subprime lending. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.  In addition, in recent years, we have retained independent, third parties to undertake regular reviews of the credit quality of our loan portfolio.

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made 15 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans delinquent 60 days or more are reported to the Board of Directors of Abington Bank.

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On single-family residential mortgage loans 120 days or more past due and all other loans 90 days or more past due, as to principal and interest payments, our policy, with certain limited exceptions, is to discontinue accruing additional interest and reverse any interest currently accrued.  On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

We account for our impaired loans under generally accepted accounting principles.  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment.  At December 31, 2007 and 2006, the Company had $1.4 million and $2.3 million of loans, respectively, that were determined to be impaired. The impaired loans at December 31, 2007 included four commercial real estate loans and one construction loan made to one borrower.  As a result of our measurement of impaired loans at December 31, 2007, which we based on the appraised values of the properties collateralizing these loans as well as additional collateral and guarantees associated with the borrower, no reserve was considered necessary and no allowance for loan losses was established for these loans at that date. The impaired loans at December 31, 2006 included two construction and three commercial real estate loans to the same borrower.  No reserve for these loans was included in the Company’s allowance for loan losses at December 31, 2006. In October and December 2007, respectively, one construction loan and two commercial real estate loans with an aggregate balance of $1.8 million that had previously been recognized as impaired were settled when we acquired the underlying collateral properties through foreclosure. These properties were classified as REO and are recorded at their fair value of $1.6 million at December 31, 2007. A loss of approximately $197,000 was recognized during 2007 through a charge-off to the allowance for loan losses in conjunction with the acquisitions.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, consistent with federal banking regulations, as a part of our credit monitoring system.  We currently classify problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets.  An asset is considered “special mention” if it does not yet warrant adverse classification such as “substandard” or “doubtful,” but nonetheless possesses credit deficiencies or potential weaknesses deserving management’s close attention. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.  Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

When an insured institution classifies one or more assets, or portions thereof, as “special mention,” “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management.  General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal and state bank regulators which can order the establishment of additional general or specific loss allowances.  The federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  In July 2001, the SEC issued Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.”  The guidance contained in the SAB focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses.  Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council (“FFIEC”), issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions” (Policy Statement).  The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation.  Our allowance for loan losses includes a portion which is allocated to non-classified loans by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

 Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2007				December 31, 2006				December 31, 2005
	30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue		30-89 Days Overdue		90 or More Days Overdue
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	(Dollars in Thousands)
One- to four-family residential	7	$319	3	$105	10	$447	4	$210	15	$608	1	$8
Commercial real estate and multi-family residential	--	--	4	1,277	--	--	3	1,270	--	--	--	--
Construction	1	680	1	168	--	--	2	1,077	1	2,885	--	--
Commercial business	2	3,771	--	--	--	--	--	--	--	--	--	--
Home equity lines of credit	6	108	--	--	2	84	--	--	2	89	--	--
Consumer non- real estate	--	--	--	--	--	--	--	--	3	4	--	--
Total delinquent loans	16	$4,878	9	$1,550	12	$531	9	$2,557	21	$3,586	1	$8
Delinquent loans to total net loans		0.72%		0.23%		0.09%		0.42%		0.68%		--%
Delinquent loans to total loans		0.66%		0.21%		0.08%		0.39%		0.61%		--%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding our non-performing loans and real estate owned.  Our general policy is to cease accruing interest on single-family residential mortgages which are 120 days or more past due and all other loans which are 90 days or more past due and to charge-off all accrued interest. We may also cease accruing or charge-off interest at an earlier date if collection is considered doubtful.

At December 31, 2007, the Company's total non-performing assets amounted to $3.1 million, compared to $2.6 million at December 31, 2006.  At December 31, 2007, the Company's non-performing assets consisted primarily of (i) four commercial real estate loans and one construction loan to one borrower with an aggregate balance of $1.4 million, all of which were on non-accrual status at December 31, 2007, and (ii) $1.6 million of REO, as the result of foreclosures in October and December 2007, respectively, with respect to one construction loan which had a carrying value of $858,000 (net of $157,000 of charge-offs in 2007) and two commercial real estate loans to one borrower which had a carrying value of $700,000 at the time of foreclosure (net of $50,000 in charge-offs in 2007). As previously indicated, the Company’s five non-accrual loans at December 31, 2007, which had an outstanding principal balance of $1.4 million at such date, were all outstanding to one borrower. In addition, the $858,000 REO parcel at December 31, 2007 was the result of foreclosure of a construction loan to the same borrower during 2007. All six of the subject loans to this borrower originally went on non-accrual status during 2006. This borrower, who is a local developer, is in bankruptcy, which has prolonged our recovery efforts with respect to these assets. Our other parcel of REO at December 31, 2007, which had a carrying value of $700,000 at such date, relates to loans made to another local developer who filed for bankruptcy. We obtained updated appraisals during the second half of 2007 with respect to the REO and the properties securing all of these non-accruing loans, and we currently expect that all of these non-performing assets will be resolved within the next twelve months with no additional loss.

For the years ended December 31, 2007, 2006 and 2005, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $256,000, $68,000 and $20,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated.  We did not have troubled debt restructurings at any of the dates indicated.

	December 31,
	2007	2006	2005	2004	2003

	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$--	$--	$--	$--	$99
Commercial real estate and multi-family residential	1,277	1,270	--	--	--
Construction	168	1,077	2,885	--	--
Commercial business	--	--	--	--	--
Home equity lines of credit	--	--	--	--	--
Consumer non-real estate	--	--	--	--	16
Total non-accruing loans	1,445	2,347	2,885	--	115
Accruing loans 90 days or more past due:
One- to four-family residential	105	210	8	227	222
Multi-family residential and commercial real estate	--	--	--	--	--
Construction	--	--	--	--	--
Commercial business	--	--	--	--	--
Home equity lines of credit	--	--	--	--	109
Consumer non-real estate	--	--	--	--	16
Total accruing loans 90 days or more past due	105	210	8	227	347
Total non-performing loans(1)	1,550	2,557	2,893	227	462
Real estate owned, net	1,558	--	--	--	--
Total non-performing assets	$3,108	$2,557	$2,893	$227	$462
Total non-performing loans as a percentage of loans	0.45%	0.42%	0.54%	0.06%	0.13%
Total non-performing loans as a percentage of total assets	0.14%	0.28%	0.34%	0.03%	0.08%
Total non-performing assets as a percentage of total assets	0.29%	0.28%	0.34%	0.03%	0.08%
__________________
(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

Property acquired by Abington Bank through foreclosure is initially recorded at the fair value of the related assets at the date of foreclosure, less estimated costs to sell.  Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value.  Our policy is to obtain an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure and to require appraisals on a periodic basis on foreclosed properties and conduct inspections on foreclosed properties.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses.  We maintain the allowance at a level believed to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.  In addition, in establishing the allowance for loan losses, we have implemented a nine point internal rating system for all loans originated by the Commercial Lending Department.  At the time of origination, each loan, other than single-family residential mortgage loans, home equity lines and consumer loans, is assigned a rating based on the assumed risk elements of the loan.  Such risk ratings are periodically reviewed by management and revised as deemed appropriate.  The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.  As of December 31, 2007, our allowance for loan losses was 0.26% of total loans receivable.

In the five-year period ended December 31, 2007, our loan charge-offs have been relatively minimal. In 2007, we charged-off $147,000 and $50,000, respectively, for one construction loan and two commercial real estate loans to two borrowers in conjunction with the acquisitions of the underlying collateral properties through foreclosure. We also charged-off $79,000 of consumer loans during the year ended December 31, 2007. During the years ended December 31, 2004 and 2003, respectively, we charged-off $99,000 of home equity lines of credit and $671,000 of commercial real estate and multi-family residential mortgage loans to another borrower.

We will continue to monitor and modify our allowances for loan losses as conditions dictate.  No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)

Total loans outstanding at end of period	$740,369	$652,917	$589,896	$445,622	$400,247
Average loans outstanding	646,467	570,850	469,076	384,990	361,548

Allowance for loan losses, beginning of period	$1,603	$1,455	$1,413	$1,456	$1,813
Provision for loan losses	457	186	25	45	375
Charge-offs:
One- to four-family residential	--	--	--	16	--
Commercial real estate and multi-family residential	50	--	--	--	671
Construction	147	--	--	--	--
Commercial business	--	--	--	--	--
Home equity lines of credit	--	--	--	99	--
Consumer non-real estate	79	56	70	32	89
Total charge-offs	276	56	70	147	760
Recoveries on loans previously charged off	27	18	87	59	28
Allowance for loan losses, end of period	$1,811	$1,603	$1,455	$1,413	$1,456
Allowance for loan losses as a percent of non-performing loans	116.84%	62.69%	50.29%	622.03%	315.15%
Ratio of net charge-offs during the period to average loans outstanding during the period	0.04%	0.01%	n/a	0.02%	0.21%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2007		2006		2005		2004		2003
	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans	Amount of Allowance	Loan Category as a % of Total Loans
	(Dollars in Thousands)
One- to four-family residential	$425	57.28%	$378	57.55%	$647	54.88%	$657	54.69%	$625	55.95%
Commercial real estate and multi-family residential	379	10.42	507	14.16	230	12.99	458	16.75	224	16.00
Construction	564	22.79	486	20.67	333	22.51	106	18.68	68	16.71
Home equity lines of credit	66	4.47	68	5.20	82	6.96	70	7.19	51	7.79
Commercial business	294	3.97	114	1.75	110	1.86	85	1.92	104	2.60
Consumer non-real estate	83	1.07	48	0.67	52	0.80	34	0.77	38	0.95
Unallocated	--	--	2	--	1	--	3	--	346	--
Total	$1,811	100.00%	$1,603	100.00%	$1,455	100.00%	$1,413	100.00%	$1,456	100.00%

The allowance consists of specific and general components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

Investment Activities

General.  We invest in securities pursuant to our Investment Policy, which has been approved by our board of directors.  The Investment Policy designates our President and three Senior Vice Presidents as the Investment Committee. The Investment Committee is authorized by the board to make the Bank’s investments consistent with the Investment Policy.  The board of directors of Abington Bank reviews all investment activity on a monthly basis.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.  We also use a leveraged investment strategy for the purpose of enhancing returns.  Pursuant to this strategy, we have utilized borrowings from the FHLB of Pittsburgh to purchase additional investment securities.  We attempt to match the advances with the securities purchased in order to obtain a favorable difference, or “spread,” between the interest paid on the advance against the yield received on the security purchased.

At December 31, 2007, our investment and mortgage-backed securities amounted to $260.2 million in the aggregate or 24.1% of total assets at such date.  The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which had a carrying value of $141.0 million or 54.2% of the securities portfolio at December 31, 2007.  In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. The majority of our agency debt securities have call provisions which provide the agency with the ability to call the securities at specified dates.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition.  Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances.  Held to maturity securities are accounted for based upon the amortized cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.  At December 31, 2007, we had $192.9 million of securities classified as available for sale, $67.3 million of securities classified as held to maturity and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies and certain AAA rated private issuers.  At December 31, 2007, $24.3 million of our mortgage-backed securities were CMOs.  At December 31, 2007, $128.6 million or 91.2% of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC. The remaining $12.4 million of our mortgage-backed securities were issued by certain AAA-rated private issuers.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which was created to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration.  The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government.  Freddie Mac is a private corporation chartered by the U.S. Government.  Freddie Mac issues participation certificates backed principally by conventional mortgage loans.  Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates.  Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans.  Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities.  Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks.

Collateralized mortgage obligations are typically issued by a special-purpose entity, in our case, government agencies or selected AAA-rated private issuers, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the collateralized mortgage obligations held in our portfolio consist of senior sequential tranches. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment.

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock at the dates indicated.

	December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In Thousands)
Mortgage-backed securities	$141,292	$139,751	$135,975	$131,980	$149,623	$145,449
U.S. government and agency obligations	84,882	85,488	71,492	70,230	74,991	73,120
Corporate bonds	3,484	3,479	500	500	999	998
Municipal obligations	26,427	26,763	20,396	20,317	20,576	20,497
Investment certificates of deposit	585	585	785	785	1,183	1,183
Mutual funds	3,216	3,122	3,058	2,978	3,422	3,347
FHLB stock	10,959	10,959	11,241	11,241	11,061	11,061
Total investment and mortgage-backed securities and FHLB stock	$270,845	$270,147	$243,447	$238,031	$261,855	$255,655

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2007.  No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2007 Which Mature In
	One Year or Less	Weighted Average Yield	Over One Year Through Five Years	Weighted Average Yield	Over Five Through Ten Years	Weighted Average Yield	Over Ten Years	Weighted Average Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. government and agency obligations	$12,500	3.56%	$59,389	5.06%	$12,993	4.23%	$--	--%
Corporate bonds	2,489	4.61	995	4.98	--	--	--	--
Municipal obligations	--	--	3,057	3.87	2,979	3.87	20,391	4.18
Mortgage-backedsecurities	8,751	3.50	37,170	4.04	5,627	5.19	89,744	4.78
Investment certificatesof deposit	585	5.14	--	--	--	--	--	--
Total	$24,325	3.68%	$100,611	4.65%	$21,599	4.43%	$110,135	4.67%

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At December 31, 2007, 32.0% of the funds deposited with Abington Bank were in core deposits, which are deposits other than certificates of deposit.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Our deposits are obtained predominantly from the areas where our branch offices are located.  We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.  Abington Bank uses traditional means of advertising its deposit products, including broadcast and print media and generally does not solicit deposits from outside its market area.

Typically, we do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs.” During 2006, we obtained a limited amount of jumbo CDs through the use of a broker. We had not previously utilized such deposits, known as “brokered deposits,” as a funding tool. At December 31, 2006, $10.8 million of our deposits were brokered deposits, all of which were jumbo CDs. All of these deposits matured during 2007, and at December 31, 2007, none of our deposits were brokered deposits. Our jumbo CDs amounted to $246.5 million and $227.3 million, respectively, at December 31, 2007 and 2006, of which $198.9 million and $150.7 million, respectively, were scheduled to mature within 12 months of such dates. At December 31, 2007, the weighted average remaining maturity of our certificate of deposit accounts was 10.4 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
1.00% - 1.99%	$12	--%	$6	--%	$71	0.01%
2.00% - 2.99%	6,081	1.00	9,164	1.56	29,675	5.92
3.00% - 3.99%	55,250	9.06	36,535	6.22	83,256	16.61
4.00% - 4.99%	178,281	29.24	43,758	7.45	127,144	25.37
5.00% - 5.99%	174,451	28.62	298,252	50.81	31,521	6.29
6.00% - 6.99%	408	0.07	1,030	0.18	14,454	2.88
7.00% or more	159	0.03	228	0.08	--	--
Total certificate accounts	414,642	68.02	388,973	66.26	286,121	57.08
Transaction accounts:
Savings and money market	95,361	15.64	93,315	15.90	115,909	23.13
Checking:
Interest bearing	62,582	10.27	59,528	10.14	55,820	11.14
Non-interest bearing	37,028	6.07	45,186	7.70	43,333	8.65
Total transaction accounts	194,971	31.98	198,029	33.74	215,062	42.92
Total deposits	$609,613	100.00%	$587,002	100.00%	$501,183	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2007			2006			2005
	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
	(Dollars in Thousands)
Savings and moneymarket	$94,890	$1,256	1.32%	$101,755	$1,129	1.11%	$125,834	$1,412	1.12%
Checking	58,383	33	0.06	53,676	11	0.02	52,282	66	0.13
Certificates of deposit	405,335	19,999	4.93	339,712	15,634	4.60	236,962	8,391	3.54
Total interest-bearing deposits	558,608	21,288	3.81	495,143	16,774	3.39	415,078	9,869	2.38
Total deposits	$599,904	$21,288	3.55%	$537,334	$16,774	3.12%	$460,939	$9,869	2.14%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2007	2006	2005
	(In Thousands)
Total deposits	$3,923,225	$3,423,345	$3,536,390
Total withdrawals	3,920,976	3,353,643	3,449,453
Interest credited	20,362	16,117	8,956
Total increase in deposits	$22,611	$85,819	$95,893

The following table presents, by various interest rate categories and maturities, the amount of our certificates of deposit at December 31, 2007.

	Balance at December 31, 2007 Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2008	2009	2010	Thereafter	Total
	(In Thousands)
Less than 2.00%	$12	$--	$--	$--	$12
2.00% - 2.99%	5,790	291	--	--	6,081
3.00% - 3.99%	15,209	38,449	799	793	55,250
4.00% - 4.99%	151,348	10,827	4,905	11,201	178,281
5.00% - 5.99%	158,678	6,144	3,082	6,547	174,451
6.00% - 6.99%	336	--	8	64	408
7.00% or more	159	--	--	--	159
Total certificate accounts	$331,532	$55,711	$8,794	$18,605	$414,642
The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2007, by time remaining to maturity.

At December 31, 2007
Quarter Ending:	Amount	Weighted Average Rate
	(Dollars in Thousands)
March 31, 2008	$78,618	4.74%
June 30, 2008	67,108	4.91
September 30, 2008	44,741	4.78
December 31, 2008	8,430	5.01
After December 31, 2008	47,638	4.34
Total certificates of deposit with balances of $100,000 or more	$246,535	4.73%

Borrowings.  We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Abington Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank.  At December 31, 2007, we had $189.6 million in outstanding FHLB advances and $443.0 million of additional FHLB advances available. Approximately $63.0 million of our FHLB advances at December 31, 2007 were part of our matched funding program whereby we use such advances to purchase securities. Our current policy permits us to utilize up to $100.0 million of advances to match-fund securities. Given the proper interest rate environment, it is likely that we would increase this limit to permit additional FHLB advances for such match-funding purposes.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase (repurchase agreements).  Repurchase agreements are contracts for the sale of securities owned or borrowed by Abington Bank, with an agreement to repurchase those securities at an agreed upon price and date.  We use repurchase agreements as an investment vehicle for our commercial sweep checking product.  We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement. Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer. At December 31, 2007, our securities repurchase agreements amounted to $17.5 million and all of such borrowings were short-term, having maturities of one year or less.  The average balance of our securities sold under repurchase agreements for the year ended December 31, 2007 was $20.2 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$183,379	$201,810	$192,189
Maximum amount outstanding at anymonth-end during the period	198,696	211,735	212,580
Balance outstanding at end of period	189,558	196,293	201,445
Average interest rate during the period	4.86%	4.78%	4.51%
Weighted average interest rate at end of period	4.82%	4.87%	4.51%

Other borrowed money:
Average balance outstanding	$20,247	$20,155	$20,198
Maximum amount outstanding at any month-end during the period	25,919	25,665	25,038
Balance outstanding at end of period	17,453	17,781	16,114
Average interest rate during the period	4.30%	4.16%	2.29%
Weighted average interest rate at end of period	3.92%	4.90%	3.88%

At December 31, 2007, $76.0 million of our borrowings were short-term (maturities of one year or less).  Such short-term borrowings had a weighted average interest rate of 4.19% at December 31, 2007.

Employees

At December 31, 2007, we had 128 full-time employees, and 42 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

SUPERVISION AND REGULATION

General

Abington Bank, as a Pennsylvania-chartered savings bank with deposits insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (the “FDIC”), is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC.  The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans.  This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.  The laws and regulations governing Abington Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

Federal law provides the federal banking regulators, including the FDIC and the OTS, with substantial enforcement powers.  This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC, the OTS or the United States Congress, could have a material impact on us and our operations.

Abington Bancorp is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended, because Abington Bank made an election under Section 10(l) of the Home Owners’ Loan Act to be treated as a “savings association” for purposes of Section 10 of the Home Owners’ Loan Act.  As a result, Abington Bancorp is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  Abington Bancorp is required to file certain reports with, and otherwise comply with the rules and regulations of, the Pennsylvania Department of Banking and the SEC.  As a subsidiary of a savings and loan holding company, Abington Bank is subject to certain restrictions in its dealings with Abington Bancorp and affiliates thereof.

Regulation of Abington Bancorp

Home Owners’ Loan Act Activities and Other Limitations.  Abington Bancorp is a nondiversified unitary savings and loan holding company within the meaning of federal law.  Generally, companies that become savings and loan holding companies following the May 4, 1999 grandfather date in the Gramm-Leach-Bliley Act of 1999 may engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies.

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below.  Abington Bank must notify the OTS 30 days before declaring any dividend to Abington Bancorp.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Qualified Thrift Lender Test.  Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners’ Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.  A savings bank subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:

•	the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank;

•	the branching powers of the institution shall be restricted to those of a national bank; and

•	payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank.

Upon the expiration of three years from the date the institution ceases to meet the Qualified Thrift Lender test, it must cease any activity and not retain any investment not permissible for a national bank (subject to safety and soundness considerations).

Abington Bank believes that it meets the provisions of the Qualified Thrift Lender test.

Limitations on Transactions with Affiliates.  Transactions between savings institutions and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution.  In the holding company context, the holding company of a savings institution (such as Abington Bancorp) and any companies which are controlled by such holding company are affiliates of the savings institution.  Generally, Section 23A limits the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings institution as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings institution to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings institution from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings institution.

In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  At December 31, 2007, Abington Bank was in compliance with the above restrictions.

Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary.  Except with the prior approval of the Director, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

The Director of the Office of Thrift Supervision may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ; or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions).

Federal Securities Laws.  Abington Bancorp’s common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended.  We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act of 2002. As a public company, Abington Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting and that our independent registered public accounting firm provide an opinion on the effectiveness of the company’s internal control over financial reporting;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Regulation of Abington Bank

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of Abington Bank and its affairs.  The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking.  The Federal Deposit Insurance Act, however, prohibits Abington Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

•	the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund; and

•	Abington Bank meets all applicable capital requirements.

Accordingly, the additional operating authority provided to Abington Bank by the Pennsylvania Banking Code is significantly restricted by the Federal Deposit Insurance Act.

Insurance of Accounts.  The deposits of Abington Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the FDIC, and is backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.   It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions.

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations.  Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.

In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including Abington Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of Abington Bank’s deposit insurance.

Regulatory Capital Requirements.  The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like Abington Bank, are not members of the Federal Reserve Board System. The capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more.  Under the FDIC’s regulations, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System.  Tier 1, or leverage capital, is defined as the sum of common shareholders’ equity, including retained earnings, noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

The Federal Deposit Insurance Corporation’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard.  The risk-based capital standard requires the maintenance of total capital, defined as Tier 1 capital and supplementary (Tier 2) capital, to risk weighted assets of 8%.  In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item.  The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement.  The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a portion of a bank’s allowance for loan losses.  Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements.  The FDIC’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

Abington Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions.  Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the FDIC’s capital regulations, to total assets of 4%.  In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same FDIC risk-based capital requirements in its regulations. As of December 31, 2007, Abington Bank was in compliance with all applicable regulatory capital requirements and was deemed to be a “well-capitalized” institution.

Federal Home Loan Bank System.  Abington Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks.  Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank.

As a member, Abington Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank.  At December 31, 2007, Abington Bank was in compliance with this requirement.

Federal Reserve Board System.  The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits.  The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking.  At December 31, 2007, Abington Bank was in compliance with these reserve requirements.

TAXATION

Federal Taxation

General.  Abington Bancorp and Abington Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules.

Method of Accounting.  For federal income tax purposes, Abington Bank reports income and expenses on the accrual method of accounting and files its federal income tax return on a calendar year basis.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995.  Prior to that time, Abington Bank was permitted to establish a reserve for bad debts and to make additions to the reserve.  These additions could, within specified formula limits, be deducted in arriving at taxable income.  As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return.  In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Abington Bank failed to meet certain thrift asset and definitional tests.  New federal legislation eliminated these savings association related recapture rules.  However, under current law, pre-1988 reserves remain subject to recapture should Abington Bank make certain non-dividend distributions or cease to maintain a bank charter.

At December 31, 2007, Abington Bank’s total federal pre-1988 reserve was approximately $3.2 million. The reserve reflects the cumulative effects of federal tax deductions by Abington Bank for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences.  The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax.  Net operating losses, of which Abington Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Abington Bank has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

Corporate Dividends-Received Deduction. Abington Bancorp may exclude from its income 100% of dividends received from Abington Bank as a member of the same affiliated group of corporations.  The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distributing corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

Pennsylvania Taxation.  Abington Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporation Net Income Tax rate for 2007 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Abington Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock.  Pursuant to the Mutual Thrift Institutions Tax, the tax rate for 2007 is 11.5%.  The Mutual Thrift Institutions Tax exempts Abington Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments.  The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Abington Bank.  Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 1A. RISK FACTORS

Market Rates of Interest May Hurt Profitability

In recent years, market rates of interest had risen from historically low levels. Many institutions, including Abington Bank, had experienced a narrowing or “compression” of their net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Abington Bank’s net interest spread was 1.94% for the year ended December 31, 2007 compared to 2.13% and 2.27% for the years ended December 31, 2006 and 2005, respectively.  Although rates began to fall in September 2007, and our net interest spread has improved since that point, future rate increases are possible. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest expense paid on our liabilities. In addition, increases in market rates of interest could adversely affect our net portfolio value.  In the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net portfolio value, which is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts, would decrease by $25.1 million or 13.21%.  Under the same circumstances, our net interest income would be expected to decrease by $1.6 million or 5.24%.

Competition for Core Deposits Is Increasing

Partially as a result of rising interest rates in recent years, deposit customers have transferred significant amounts of their deposits from low-cost “core deposits” such as checking and savings accounts to certificates of deposit, also known as time deposits. For the year ended December 31, 2007 core deposits comprised 32.0% of our average total deposits compared to 33.7% and 47.9% for the years ended December 31, 2006 and 2005, respectively. At December 31, 2007, $414.6 million, or 68.0% of our total deposits were certificates of deposit, and of that amount $246.5 million or 59.5% of our total certificates of deposit, were “jumbo” certificates of $100,000 or more. Our balances of certificates of deposit has increased as a result of, among other factors, the increased rates available on those products relative to other deposit products or other investments in the prevailing interest rate environment. Although interest rates are currently falling, as competition for core deposits continues to increase, it is possible that the percentage of our total deposits that are core deposits will continue to shrink. If more of our customers invest in time deposits, or if core deposits are lost to competition, the average rate Abington Bank pays on its deposits will be relatively higher. This will have the effect of narrowing our net interest spread and net interest margin relative to the levels at which they might have been had a higher percentage of our deposits been in core deposits. This could aversely affect our profitability. The average rate we paid on our interest-bearing deposits was 3.81% for the year ended December 31, 2007 compared to 3.39% and 2.38% for the years ended December 31, 2006 and 2005, respectively.

Our Portfolio of Loans With a Higher Risk of Loss Is Increasing

In recent years, we have increased our originations of construction loans and commercial real estate and multi-family residential real estate loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. The aggregate of construction loans and commercial real estate and multi-family residential loans has increased from $130.9 million or 32.7 % of our total loan portfolio at December 31, 2003 to $245.8 million or 33.2% of the total loan portfolio at December 31, 2007. Construction loans and commercial real estate and multi-family residential real estate loans all generally have a higher risk of loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. At December 31, 2007 and 2006, the Company had $1.4 million and $2.3 million, respectively, of commercial real estate and multi-family residential loans and construction loans that were considered non-performing. These loans were deemed to be impaired and placed on non-accrual status. The impaired loans at December 31, 2007 were comprised of one construction and four commercial real estate loans to one borrower. The impaired loans at December 31, 2006 were comprised of two construction and three commercial real estate loans to the same borrower.

Our Results of Operations are Significantly Dependent on Economic Conditions and Related Uncertainties

Banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies.  Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations.  Changes in interest rates, in particular, could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed the first risk factor above.  Adverse economic conditions also could result in an increase in loan delinquencies, foreclosures and nonperforming assets and a decrease in the value of the property or other collateral which secures our loans, all of which could adversely affect our results of operations.  We are particularly sensitive to changes in economic conditions and related uncertainties in the Delaware Valley because we derive substantially all of our loans, deposits and other business from the greater Philadelphia region in eastern Pennsylvania and contiguous counties in New Jersey and Delaware.  Accordingly, we remain subject to the risks associated with prolonged declines in national or local economies.

Our Allowance for Losses on Loans May Not Be Adequate to Cover Probable Losses

We have established an allowance for loan losses based upon various assumptions and judgments about the collectibility of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may become necessary in the future. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations. We may also need to significantly increase our provision for loan losses, particularly if one or more of our larger loans or credit relationships becomes delinquent. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs. Our allowance for loan losses amounted to 116.8% of non-performing loans at December 31, 2007.

Our Loans are Concentrated to Borrowers In Our Market Area

At December 31, 2007, the preponderance of our total loans were to individuals and/or secured by properties located in our market area of the Delaware Valley region.  We have relatively few loans outside of our market.  As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Additionally, a decline in local property values could adversely affect the value of property used as collateral. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

The Building of Market Share Through our Branching Strategy Could Cause our Expenses to Increase Faster than Revenues

We intend to continue to build market share through our branching strategy. We opened four new branches in 2007 and have plans to open additional branches within the next 24 months. There are costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

We are Dependent Upon the Services of Our Management Team

Our future success and profitability depend upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel. The loss of our chief executive officer or other senior executive officers could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.

We are Subject to Extensive Regulation Which Could Adversely Affect Our Business and Operations

We are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors.  In addition, we are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles.  The effects of any such potential changes cannot be predicted but could adversely affect our business and operations in the future.

Strong Competition Within our Market Area May Limit our Growth and Profitability

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operatin locally and elsewhere.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently conduct business from our main office, eleven additional full-service banking offices and six limited service offices.  We also maintain a loan processing office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2007.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(In Thousands)
Main Office 180 Old York Road Jenkintown, PA 19046	Owned	N/A	$1,183	$161,094

Loan Processing Office 179 Washington Lane Jenkintown, PA 19046	Owned	N/A	956	n/a

Glenside Branch 273 Keswick Avenue Glenside, PA 19038	Bldg. Owned Ground Leased	12/31/19	419	79,764

Abington Branch 990 Old York Road Abington, PA 19001	Leased	1/31/19	180	55,369

Willow Grove Branch 275 Moreland Road Willow Grove, PA 19090	Owned	N/A	1,337	71,884

Horsham Branch (1) Rt 611 & County Line Road Horsham, PA 19044	Leased	5/31/08	173	37,564

Huntingdon Valley Branch 667 Welsh Road Huntingdon Valley, PA 19006	Leased	12/31/13	$76	$32,397

Fort Washington Branch (2) 101 Fort Washington Avenue Fort Washington, PA 19034	Leased	8/15/08	123	28,963

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits

Montgomeryville Branch 521 Stump Road North Wales, PA 19454	Leased	3/31/11	31	25,711

Warrington Branch 1111 Easton Road Warrington, PA 18976	Leased	6/30/15	1,012	13,442

Lansdale Branch (3) 407 S. Broad Street Lansdale, PA 19446	Leased	1/31/17	90	2,663

Chalfont Branch (4) 329 N. Main Street Chalfont, PA 18914	Leased	6/14/14	1,272	4,754

Spring House Branch (5) 800 N. Bethlehem Pike Spring House, PA 19477	Owned	N/A	2,414	5,834

Rydal Park Limited Service Office (6) 1515 The Fairway Rydal, PA 19046	Leased	5/21/08	--	12,212

Centennial Station Limited Service Office (7) 12106-B Centennial Station Warminster, PA 18974	Leased	7/31/08	1	4,922

Regency Towers Limited Service Office (8) 1003 Easton Road Willow Grove, PA 19090	Leased	10/31/08	8	6,638

Ann’s Choice Limited Service Office 10000 Ann’s Choice Way Warminster, PA 18974	Leased	5/31/12	5	51,877

Maris Grove Limited Service Office 100 Maris Grove Way Glen Mills, PA 19342	Leased	9/30/11	4	12,905

Whitemarsh Limited Service Office (4) 4000 Fox Hound Drive Lafayette Hill, PA 19444	Leased	3/31/12	--	1,620
__________________

(1)	In February 2008, the Bank exercised its renewal option and extended this lease term through May 31, 2013.
(2)	In March 2008, the Bank signed a lease extension through August 15, 2013.
(3)	Opened in January 2007
(4)	Opened in April 2007
(5)	Opened in November 2007
(6)	In February 2008, the Bank exercised its renewal option and extended this lease term through May 21, 2009.
(7)	In March 2008, the Bank exercised its renewal option and extended this lease term through July 31, 2011.
(8)	In March 2008, the Bank signed a lease extension through October 31, 2013.

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2007, we were not, and we presently are not, involved in any legal proceedings of a material nature.  From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Abington Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Abington Bancorp, Inc. common stock trades on the Nasdaq Global Market under the trading symbol “ABBC.” At the close of business on December 31, 2007, there were 2,420 shareholders of record.

The following table sets forth the high and low sales prices of the Company’s common stock as reported by the Nasdaq Global Market during the periods presented. Prices for prior periods have been adjusted by the 1.6 exchange ratio as a result of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

	Year Ended December 31,
	2007		2006

	High	Low	High	Low

First Quarter	$12.63	$11.69	$8.56	$7.99
Second Quarter	$12.74	$9.50	$9.83	$8.28
Third Quarter	$9.95	$8.50	$9.66	$8.81
Fourth Quarter	$9.93	$8.52	$12.34	$9.29

The following table summarizes the cash dividends per share of common stock paid by the Company during the periods indicated. Dividends per share for prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

	Year Ended December 31,
	2007	2006

First Quarter	$0.038	$0.031
Second Quarter	$0.044	$0.038
Third Quarter	$0.045	$0.038
Fourth Quarter	$0.045	$0.038

The Company did not sell any of its equity securities during 2007 that were not registered under the Securities Act of 1933.

For information regarding the Company’s equity compensation plans see Item 12.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s repurchases of its common stock made during the quarter are set forth in the following table.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs
October 1 – October 31, 2007	--	--	--	--
November 1 – November 30, 2007	252	8.83	--	--
December 1 – December 30, 2007	194	8.94	--	--

Total	446	$8.88	--	--

(1)
Shares were acquired as part of the Company’s 2005 recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and other data of Abington Bancorp, Inc. set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At December 31,
	2007	2006	2005	2004	2003

	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$1,079,669	$925,186	$844,072	$717,978	$604,439
Cash and cash equivalents	68,055	44,565	27,714	33,296	19,696
Investment securities and FHLB stock:
Held-to-maturity	20,391	20,393	20,396	10,220	--
Available-for-sale	109,739	85,730	89,890	86,614	89,023
Mortgage-backed securities:
Held-to-maturity	46,892	56,144	67,411	81,704	43,009
Available-for-sale	94,124	78,023	79,943	83,028	78,213
Loans receivable, net	682,038	605,063	529,487	412,656	364,620
Deposits	609,613	587,002	501,183	405,290	362,666
FHLB advances	189,558	196,293	201,445	170,666	173,732
Other borrowings	17,453	17,781	16,114	12,866	8,681
Stockholders’ equity	249,915	114,102	117,231	123,055	53,234
Banking offices	18	14	12	12	12

	Year Ended December 31,
	2007	2006	2005	2004		2003
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$56,811	$49,818	$40,011	$30,849		$29,997
Total interest expense	31,064	27,268	18,999	14,209		13,898
Net interest income	25,747	22,550	21,012	16,640		16,099
Provision for loan losses	457	186	25	45		375
Net interest income after provision for loan losses	25,290	22,364	20,987	16,595		15,724
Total non-interest income	3,177	2,876	2,798	2,243		1,859
Total non-interest expense	18,685	15,746	14,976	12,015		11,472
Income before income taxes	9,782	9,494	8,809	6,823		6,111
Income taxes	2,715	2,692	2,507	2,268		2,021
Net income	$7,067	$6,802	$6,302	$4,555		$4,090
Basic earnings per share (1)	$0.31	$0.29	$0.26	$0.32	(2)	n/a
Diluted earnings per share (1)	$0.30	$0.28	$0.26	$0.32	(2)	n/a
Cash dividends per share (1)	$0.17	$0.14	$0.09	$--		n/a

	Year Ended December 31,
	2007	2006	2005	2004	2003
Selected Operating Ratios(3):
Average yield on interest-earning assets	6.02%	5.93%	5.30%	4.95%	5.36%
Average rate on interest-bearing liabilities	4.08	3.80	3.03	2.65	2.86
Average interest rate spread(4)	1.94	2.13	2.27	2.30	2.50
Net interest margin(4)	2.73	2.68	2.78	2.67	2.88
Average interest-earning assets to average interest-bearing liabilities	123.84	117.21	120.28	116.08	115.11
Net interest income after provision for loan losses to non-interest expense	135.35	142.03	140.14	138.12	137.06
Total non-interest expense to average assets	1.86	1.78	1.88	1.85	1.97
Efficiency ratio(5)	64.60	61.93	62.90	63.63	63.88
Return on average assets	0.70	0.77	0.79	0.70	0.70
Return on average equity	3.79	5.94	5.27	7.52	7.85
Average equity to average assets	18.56	12.94	15.02	9.30	8.94

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
Asset Quality Ratios(6):
Non-performing loans as a percent of total loans receivable(7)	0.23%	0.42%	0.54%	0.05%	0.12%
Non-performing assets as a percent of total assets(7)	0.14	0.28	0.34	0.03	0.08
Allowance for loan losses as a percent of non-performing loans	116.84	62.69	50.29	622.03	315.15
Net charge-offs/(recoveries) to average loans receivable	0.08	0.01	(0.00)	0.02	0.21

Capital Ratios(8):
Tier 1 leverage ratio	15.45%	10.54%	10.46%	12.73%	8.81%
Tier 1 risk-based capital ratio	24.22	16.49	16.93	21.24	15.12
Total risk-based capital ratio	24.49	16.77	17.21	21.57	15.53
__________________

(1)
Earnings per share and cash dividends per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

(2)
Earnings per share for the 2004 period is presented on a pro forma basis under the assumption that the 13,965,600 shares (as adjusted as a result of the second-step conversion and reorganization of the Company which occurred on June 27, 2007) issued to Abington Mutual Holding Company in the December 16, 2004 initial public offering were outstanding for the entire year. The 11,426,400 public shares (as adjusted) sold in the initial public offering are considered to be outstanding beginning on December 16, 2004.

(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(4)
Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.

(7)
Non-performing assets consist of non-performing loans and real estate owned.  Non-performing loans consist of all accruing loans 90 days or more past due and all non-accruing loans. It is our policy, with certain limited exceptions, to cease accruing interest on single-family residential mortgage loans 120 days or more past due and all other loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(8)	Capital ratios are end of period ratios and are calculated for Abington Bank per regulatory requirements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview—The Company is a Pennsylvania corporation which was recently organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization which was completed on June 27, 2007. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings.  Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, professional services expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the FDIC and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with eleven other branches and six limited service facilities located in nearby Montgomery, Bucks and Delaware County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

We had net income of $7.1 million for the year ended December 31, 2007, representing an increase of $264,000 or 3.9% over net income of $6.8 million for the year ended December 31, 2006.  Diluted earnings per share increased to $0.30 for 2007 from $0.28 for 2006. Earnings per share for periods prior to the second quarter of 2007 have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Our net interest income improved by $3.2 million or 14.2% to $25.7 million for 2007 from $22.6 million for 2006. The improvement was primarily a result of an increase in the average balances of our loan portfolio and our other interest-earning assets. This increase was partially offset by an increase in the average balance of, and average rate paid on, deposits. Our net interest margin improved to 2.73% for 2007 from 2.68% for 2006. Our non-interest income improved $301,000 or 10.5% to $3.2 million for 2007 from $2.9 million for 2006. Our non-interest expense also increased, growing $2.9 million or 18.7% to $18.7 million for 2006 from $15.7 million for 2006. Our total assets increased $154.5 million, or 16.7%, to $1.1 billion at December 31, 2007 compared to $925.2 million at December 31, 2006. The increase in total assets was due primarily to $134.7 million in net proceeds received from the Company’s second-step conversion and stock offering completed on June 27, 2007.

Critical Accounting Policies, Judgments and Estimates—In reviewing and understanding financial information for Abington Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 of the notes to our consolidated financial statements. The accounting and financial reporting policies of Abington Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses, other-than-temporary impairment of securities, and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent losses in the portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our commercial and residential loan portfolios. All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans, a general allowance on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

We establish a general valuation allowance on classified loans which are not impaired. We segregate these loans by category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio. The categories used by the Company include “doubtful,” “substandard” and “special mention.” Classification of a loan within such categories is based on identified weaknesses that increase the credit risk of loss on the loan.

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

While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan losses have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Recent Accounting Pronouncements—In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. During 2007, the Company amended its BOLI policies to increase the benefit paid to employees during their period of employment, but to discontinue any postretirement benefits. As a result of this amendment to our BOLI policies, the adoption of this consensus is not expected to have any effect on our consolidated financial position or results of operations.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is continuing to evaluate the impact of this statement, but does not expect that the guidance will have any effect on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We elected not to early adopt the provisions of this statement. We adopted this statement as of January 1, 2008, however, we have not elected to measure any assets or liabilities at fair value under the provisions of this statement. The adoption of this statement did not have any effect on the Company’s financial position or results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted this consensus as of January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 06-11, but does not expect that the guidance will have a material effect on our consolidated financial position or results of operations.

In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments.  Specifically, SAB 109 revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted this statement as of January 1, 2008. The adoption did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is continuing to evaluate the impact of this statement, but does not expect that the guidance will have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is continuing to evaluate the impact of this statement, but does not expect that the guidance will have a material effect on our consolidated financial position or results of operations.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2007 AND DECEMBER 31, 2006

Our total assets increased $154.5 million, or 16.7%, to $1.1 billion at December 31, 2007 compared to $925.2 million at December 31, 2006. The increase in total assets was due primarily to $134.7 million in net proceeds received from the Company’s second-step conversion and stock offering completed on June 27, 2007. Our cash and cash equivalents increased $23.5 million to $68.1 million at December 31, 2007 from $44.6 million at December 31, 2006, primarily due to an increase in our interest-bearing deposits in other banks. Additionally, our total investment and mortgage-backed securities increased by an aggregate of $31.1 million as purchases of $99.7 million and unrealized gains on available for sale securities of $3.5 million exceeded the aggregate amount of calls, maturities and repayments of $71.9 million during 2007. Our net loans receivable increased $77.0 million or 12.7% during 2007. The largest loan growth occurred in one- to four-family residential loans, which increased $48.4 million or 12.9%, construction loans, which increased $33.7 million or 25.0%, and commercial business loans, which increased $18.0 million or 157.3%.  Consumer non-real estate loans also increased $3.5 million or 79.9%. These increases were partially offset by a $15.3 million decrease in multi-family residential and commercial real estate loans and an $862,000 decrease in home equity lines of credit. Also contributing to the overall increase in assets during 2007 was the purchase of $20.0 million of additional BOLI during the third quarter, which increased our total BOLI to $37.3 million at December 31, 2007.

Our total deposits increased $22.6 million or 3.9% to $609.6 million at December 31, 2007 compared to $587.0 million at December 31, 2006. The increase was due primarily to growth in certificate accounts of $25.7 million. Increases in savings and money market accounts of $2.0 million and interest-bearing checking accounts of $3.1 million during 2007 were offset by a decrease of $8.2 million in non-interest-bearing checking accounts. Advances from the Federal Home Loan Bank decreased $6.7 million or 3.4% to $189.6 million at December 31, 2007 from $196.3 million at December 31, 2006.

Our stockholders’ equity increased $135.8 million to $249.9 million at December 31, 2007 compared to $114.1 million at December 31, 2006. The increase was due primarily to the $134.7 million in net proceeds received from the Company’s second-step conversion and stock offering, which occurred in June 2007. The Company sold approximately 14.0 million shares of Common Stock in its subscription, community and syndicated community offerings and issued approximately 10.5 million additional shares of Common Stock in exchange for the previously outstanding shares of Abington Community Bancorp, Inc., the Bank’s former “mid-tier” holding company. The conversion and reorganization included the cancellation of the approximately 582,000 shares of treasury stock of Abington Community Bancorp with a cost basis of $8.3 million. A portion of the offering proceeds were used to make a loan to our ESOP, which purchased approximately 1.0 million additional shares of the Company’s Common Stock for an aggregate of $10.4 million. Our retained earnings increased $3.1 million during 2007 as our net income of $7.1 million was partially offset by a reduction of $4.0 million resulting from the payment of our quarterly dividends. Our accumulated other comprehensive loss improved by $2.4 million due primarily to unrealized gains on available for sale securities.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2007, our cash and cash equivalents amounted to $68.1 million. In addition, at that date we had $15.5 million in investment securities scheduled to mature within the next 12 months.  Our available for sale investment and mortgage-backed securities amounted to an aggregate of $192.9 million at December 31, 2007.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2007, we had certificates of deposit maturing within the next 12 months of $331.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  We have increased our utilization of borrowings in recent years as a cost efficient addition to deposits as a source of funds.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the Federal Home Loan Bank as collateral for such advances. For years ended December 31, 2007 and 2006, the average balance of our outstanding Federal Home Loan Bank (“FHLB”) advances was $183.4 million and $201.8 million, respectively.  At December 31, 2007, we had $189.6 million in outstanding FHLB advances and we had $443.0 million in additional FHLB advances available to us.

Our stockholders’ equity increased $135.8 million to $249.9 million at December 31, 2007 compared to $114.1 million at December 31, 2006. The increase was due primarily to the $134.7 million in net proceeds received from our second-step conversion and stock offering. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. These proceeds have been initially invested in short-term, liquid investments to earn a market rate of return. The net proceeds received by the Bank have further strengthened its capital position, which already exceeded all regulatory requirements (see table below). Our long-term plan continues to be to leverage our capital through retail deposit and loan growth. Specifically, we plan to use the net proceeds received by the Bank to fund new loans, to invest in mortgage-backed securities, to finance the expansion of our business activities, including developing new branch locations and for general corporate purposes. Towards this goal, we opened four new branches in 2007, and we have further plans to open an additional branch in Hatboro, Pennsylvania in the first half of 2008. Although these branches will require a period of time to generate sufficient revenues to offset their costs, our ongoing branch expansion is a key component of our long-term business strategy. A portion of the net proceeds from the offering retained by the Company have been used to make a loan to our ESOP to fund the purchase of 1,042,771 shares of the Company’s Common Stock at an aggregate cost of $10.4 million. The remaining net proceeds held by the Company have been deposited in the Bank. In the long term, these proceeds may be used to invest in securities, to pay dividends to shareholders, to repurchase shares of the Company’s common stock, subject to regulatory restrictions, and to finance the possible acquisition of financial institutions or branch offices or other businesses that are related to banking. Although we currently have no plans, understandings or agreements with respect to any specific acquisitions, we are constantly considering potential opportunities to increase long-term shareholder value.

The following table summarizes regulatory capital ratios for the Company and the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	December 31, 2007	December 31, 2006	Regulatory Minimum	To Be Well Capitalized
Capital Ratios:
Tier 1 leverage ratio
The Company	N/A	12.80%	4.00%	N/A
The Bank	15.45%	10.54	4.00	5.00%
Tier 1 risk-based capital ratio
The Company	N/A	20.01	4.00	N/A
The Bank	24.22	16.49	4.00	6.00
Total risk-based capital ratio
The Company	N/A	20.29	8.00	N/A
The Bank	24.49	16.77	8.00	10.00

DERIVATIVE FINANCIAL INSTRUMENTS

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics.  On occasion during the three years ended December 31, 2007, we have used interest rate caps and swap agreements to manage our exposure to fluctuations in interest rates on a portion of our fixed-rate loans and variable rate deposits.  We used interest rate swap agreements to hedge interest rate risk resulting from our portfolio of interest-earning loans and interest-bearing deposit liabilities. We do not hold any derivative financial instruments for trading purposes.

At December 31, 2007 and 2006, the Company was not party to any cap or swap agreements. The Company was previously party to two swap agreements with terms expiring in June 2005 and December 2005, respectively.

The swaps we held in 2005 did not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps were reflected as a liability in the consolidated statements of financial condition when in existence with the offset recorded in loss on derivative instruments, net in the consolidated statements of income. Amounts paid or received under the cap or swap agreement were recognized in gain (loss) on derivative instruments, net in the Company’s consolidated statements of income during the period in which they accrued. During the year ended December 31, 2005, the Company received $13,000 from the contra parties under the agreements. In addition, the unrealized gain on derivatives recognized in gain (loss) on derivative instruments, net in the Company’s consolidated statement of income was $85,000 for the year ended December 31, 2005. No interest was received from or paid to the contra party during, and no unrealized gains or losses were recognized for, the years ended December 31, 2007 and 2006.

SHARE-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were adopted by the Company as of July 1, 2005.

At December 31, 2007, the Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. In January 2008, shareholders of the Company approved the 2007 Recognition and Retention Plan and the 2007 Stock Option Plan.

The estimated fair value of options granted during 2007, 2006 and 2005, was $2.80, $2.69 and $1.80 per share, respectively. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used. The fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	1.87%	1.47%	1.67%
Expected volatility	29.47%	23.38%	23.62%
Risk-free interest rate	3.97 - 4.49%	4.14 - 4.61%	3.74 - 4.34%
Expected life of options	6 years	6 years	3 - 7 years

The dividend yield was calculated based on the dividend amount and stock price existing at the grant date taking into consideration expected increases in the dividend and stock price over the lives of the options. The actual dividend yield may differ from this assumption. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

As these were the first option awards provided to employees and directors of the Company, management made certain assumptions regarding the exercise behavior of recipients without the use of any prior exercise behavior as a basis.  Assumptions of exercise behavior were made on an individual basis for directors and executive officers and general assumptions were made for the remainder of employees. In making these assumptions, management considered the age and financial status of recipients in addition to other qualitative factors.

For our initial stock option awards granted in July and December 2005, it was determined that the historical volatility of our stock price would not provide a reliable basis for determining the expected future volatility of our stock price, due to the relatively short period of time that the Company’s Common Stock had been outstanding to the public. Accordingly, management determined that the volatility used in the option pricing model at that time should be based on the volatilities of comparable companies. Management engaged a third party to assist in performing the task of selecting comparable companies and determining the volatility of their stock. The volatility used by the Company was based on the average historical volatilities of these comparable companies. For our stock options awarded in November 2006 and August 2007, a more extensive stock price history was available. Consequently, for these awards it was determined that the historical volatility would be the most reliable estimate of future stock volatility.

During the years ended December 31, 2007, 2006 and 2005, approximately $405,000, $370,000 and $181,000, respectively, was recognized in compensation expense for the 2005 Option Plan. During the years ended December 31, 2007, 2006 and 2005, a tax benefit of approximately $37,000, $36,000 and $18,000, respectively, was recognized from the plan. At December 31, 2007, approximately $1.2 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense is scheduled to be recognized is approximately 2.8 years.

For a further discussion of these plans, see Note 14 in the Notes to the Consolidated Financial Statements in Item 8 herein.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2007 and 2006, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash   requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.  The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2007 and 2006, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated amounted to approximately $126.0 million and $118.1 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year. At December 31, 2007 and December 31, 2006, the Bank had letters of credit outstanding of approximately $17.2 million and $16.3 million, respectively, of which $15.8 million and $14.8 million, respectively, were standby letters of credit.  The uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 at both December 31, 2007 and 2006, all of which was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit is not material as of December 31, 2007 and 2006.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Bank’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At December 31, 2007, such exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following tables summarize our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2007.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To One Year	After One to Three Years	After Three to Five Years	After Five Years
	(In Thousands)
Letters of credit	$17,156	$15,863	$1,288	$--	$5
Recourse obligations on loans sold	185	--	--	--	185
Commitments to originate loans	4,989	4,989	--	--	--
Unused portion of home equity lines of credit	22,767	--	--	--	22,767
Unused portion of commercial lines of credit	42,404	42,404	--	--	--
Undisbursed portion of construction loans in process	55,799	28,279	27,520	--	--
Total commitments	$143,300	$91,535	$28,808	$--	$22,957

The following tables summarize our contractual cash obligations at December 31, 2007.

		Payments Due By Period
	Total	To One Year	After One to Three Years	After Three to Five Years	After Five Years
	(In Thousands)
Certificates of deposit	$414,642	$331,532	$64,505	$6,671	$11,934
FHLB advances	189,558	58,562	67,707	37,908	25,381
Repurchase agreements	17,453	17,453	--	--	--
Total debt	207,011	76,015	67,707	37,908	25,381
Operating lease obligations	6,929	739	1,366	1,268	3,556
Total contractual obligations	$628,582	$408,286	$133,578	$45,847	$40,871

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

General.  We had net income of $7.1 million for the year ended December 31, 2007, representing an increase of $264,000 or 3.9% over net income of $6.8 million for the year ended December 31, 2006.  Diluted earnings per share increased to $0.30 for 2007 from $0.28 for 2006. Earnings per share for 2006 have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Our net interest income improved by $3.2 million or 14.2% to $25.7 million for 2007 from $22.6 million for 2006. The improvement was primarily a result of an increase in the average balances of our loan portfolio and our other interest-earning assets. This increase was partially offset by an increase in the average balance of, and average rate paid on, deposits. Our average interest rate spread for 2007 decreased to 1.94% from 2.13% for 2006, however, our average interest rate spread improved during the second half of 2007. Furthermore, our net interest margin improved to 2.73% for 2007 from 2.68% for 2006. Our non-interest income improved $301,000 or 10.5% to $3.2 million for 2007 from $2.9 million for 2006. Our non-interest expense also increased, growing $2.9 million or 18.7% to $18.7 million for 2006 from $15.7 million for 2006.

Interest Income. Interest income was $56.8 million for the year ended December 31, 2007, an increase of $7.0 million or 14.0% from $49.8 million of interest income for the year ended December 31, 2006. The increase in interest income in 2007 was primarily a result of the growth in the average balance of our interest-earning assets. The average balance of our interest-earning assets increased $103.4 million or 12.3% to $944.0 million for 2007 compared to $840.5 million for 2006. The most significant impact was due to increases in the average balances of loans receivable and other interest-earning assets. The average balance of our loan portfolio increased $75.6 million or 13.2% to $646.5 million for the year ended December 31, 2007 from $570.9 million for the year ended December 31, 2006. The average balance of our other interest-earning assets increased $35.3 million or 136.9% to $61.1 million for the year ended December 31, 2007 from $25.8 million for the year ended December 31, 2006, primarily as a result of an increase in our interest-bearing deposits in other banks. Additionally, the average balance of our investment securities increased $5.0 million or 5.0% for 2007 compared to 2006 and the average balance of our mortgage-backed securities decreased $12.5 million or 8.7% over the same period. The average yield on our total interest-earning assets increased nine basis points to 6.02% for 2007 compared to 5.93% for 2006.

Interest Expense.  Interest expense increased $3.8 million or 13.9% to $31.1 million for the year ended December 31, 2007 compared to $27.3 million for the year ended December 31, 2006. The increase in interest expense for 2007 was primarily the result of an increase in interest expense on deposits, partially offset by a decrease in interest expense on advances from the FHLB. Interest expense on deposits increased $4.5 million or 26.9% to $21.3 million for the year ended December 31, 2007 from $16.8 million for the year ended December 31, 2006. During the year ended December 31, 2007 compared to the year ended December 31, 2006, our average deposit balance grew by $63.5 million or 12.8% primarily due to growth in higher-rate certificates of deposit.  The average balance of our certificates of deposits increased $65.6 million or 19.3% to $405.3 million for 2007 from $339.7 million for 2006. The growth in certificates of deposits was a result of higher market rates of interest on certificates of deposit relative to other deposit products and other investments in the current interest rate environment. The average rate we paid on our certificates of deposits increased 33 basis points to 4.93% for 2007 from 4.60% for 2006, and the average rate we paid on our total deposits increased 42 basis points to 3.81% for 2007 from 3.39% for 2006. During the year ended December 31, 2007 compared to the year ended December 31, 2006, our interest expense on advances from the FHLB decreased $752,000 or 7.8%, primarily due to an $18.4 million decrease in the average balance of those borrowings.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting average yields, as well as the interest expense incurred on average interest-bearing liabilities and the resulting average rates, and the average interest rate spread and net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Years Ended December 31,
	2007			2006
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$105,219	$4,737	4.50%	$100,211	$4,005	4.00%
Mortgage-backed securities	131,147	5,696	4.34	143,664	6,031	4.20
Loans receivable(2)	646,467	43,592	6.74	570,850	38,633	6.77
Other interest-earning assets	61,132	2,786	4.56	25,809	1,149	4.45
Total interest-earning assets	943,965	56,811	6.02%	840,534	49,818	5.93%
Cash and non-interest bearing balances	20,418			19,095
Other non-interest-earning assets	39,777			25,617
Total assets	$1,004,160			$885,246
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$94,890	1,256	1.32%	$101,755	1,129	1.11%
Checking accounts	58,383	33	0.06	53,676	11	0.02
Certificate accounts	405,335	19,999	4.93	339,712	15,634	4.60
Total deposits	558,608	21,288	3.81	495,143	16,774	3.39
FHLB advances	183,379	8,905	4.86	201,810	9,656	4.78
Other borrowings	20,247	871	4.30	20,155	838	4.16
Total interest-bearing liabilities	762,234	$31,064	4.08%	717,108	$27,268	3.80%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	41,296			42,191
Real estate tax escrow accounts	2,860			2,528
Other liabilities	11,415			8,831
Total liabilities	817,805			770,658
Stockholders’ equity	186,355			114,588
Total liabilities and stockholders’ equity	$1,004,160			$885,246
Net interest-earning assets	$181,731			$123,426
Net interest income; average Interest rate spread		$25,747	1.94%		$22,550	2.13%
Net interest margin(3)			2.73%			2.68%

___________________________
(1)
Investment securities for the 2007 period include 71 tax-exempt municipal bonds with an aggregate average balance of $21.4 million and an average yield of 4.2%. Investment securities for the 2006 period include 47 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(2)
Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

(3)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2007 vs. 2006
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Increase (Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$507	$200	$25	$732
Mortgage-backed securities	209	(525)	(18)	(334)
Loans receivable, net	(140)	5,117	(19)	4,958
Other interest- earning assets	27	1,573	37	1,637
Total interest-earning assets	603	6,365	25	6,993
Interest expense:
Savings accounts	218	(76)	(15)	127
Checking accounts	19	1	2	22
Certificate accounts	1,127	3,020	218	4,365
Total deposits	1,364	2,945	205	4,514
FHLB advances	144	(882)	(13)	(751)
Other borrowings	29	4	--	33
Total interest-bearing liabilities	1,537	2,067	192	3,796
Increase in net interest income	$(934)	$4,298	$(167)	$3,197
_______________
(1)
  Investment securities for the 2007 period include 71 tax-exempt municipal bonds with an aggregate average balance of $21.4 million and an average yield of 4.2%. Investment securities for the 2006 period include 47 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

Provision for Loan Losses. We made a $457,000 provision for loan losses for the year ended December 31, 2007 compared to a provision of $186,000 for the year ended December 31, 2006. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Our loan portfolio at December 31, 2007 included an aggregate of $1.6 million of non-performing loans, compared to $2.6 million of non-performing loans at December 31, 2006. During 2007, we charged-off approximately $197,000 through the allowance for loan losses in conjunction with foreclosures on the underlying collateral properties for one construction loan and two commercial real estate loans with an aggregate balance of $1.8 million. We also charged-off an aggregate of $79,000 in consumer loans in the year ended December 31, 2007. Total loan charge-offs were $276,000 in 2007 compared to $56,000 in 2006. At December 31, 2007, non-performing loans amounted to 0.23% of loans receivable and our allowance for loan losses amounted to 116.8% of non-performing loans. At December 31, 2006, non-performing loans of approximately $2.3 million amounted to 0.42% of loans receivable and our allowance for loan losses amounted to 62.7% of non-performing loans.

Non-interest Income.  Our total non-interest income amounted to $3.2 million for the year ended December 31, 2007 compared to $2.9 million for the year ended December 31, 2006. The increase of $301,000 or 10.5% resulted from a $429,000 increase in income on bank owned life insurance (“BOLI”) that was partially offset by an $86,000 decrease in service charge income and a $39,000 decrease in other non-interest income. The increase in income on BOLI for 2007 when compared to 2006 resulted primarily from the purchase of $20.0 million of additional BOLI during the third quarter of 2007. Our BOLI is expected to continue to generate non-interest income going forward and is intended to fund various employee benefit programs of the Company. The decrease in service charge income in 2007 compared to 2006 resulted primarily from a $141,000 decrease in overdraft fees, partially offset by a $68,000 increase in debit card income. The decrease in other non-interest income for the year ended December 31, 2007 compared to the year ended December 31, 2006 resulted primarily from a $36,000 decrease in appraisal fee income.

Non-interest Expense.  Our total non-interest expense for the year ended December 31, 2007 amounted to $18.7 million, representing an increase of $2.9 million or 18.7% from the year ended December 31, 2006. The largest increases in non-interest expense were in salaries and employee benefits, occupancy, professional services and other non-interest expense. Salaries and employee benefits expense increased $1.4 million or 15.9% for 2007 compared to 2006 due primarily to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. We anticipate additional increases in salaries and employee benefits in 2008 due to additional staffing needs, further merit increases in salary, and continued rising benefit costs. Also contributing to the increase in salaries and employee benefits expense in 2007 compared to 2006 was a $406,000 or 72.1% increase in the expense for our ESOP. This increase was due primarily to the commitment to release a full year’s allocation of additional shares of Company Stock acquired by our ESOP in conjunction with the second-step conversion and reorganization completed in June 2007. The 2008 expense for our ESOP, which is based on the market price of our stock, fluctuates as the market price of our stock fluctuates, but should otherwise be consistent with the 2007 expense. An additional increase in salaries and employee benefits expense is expected in 2008 as a result of our 2007 Stock Option Plan and 2007 Recognition and Retention Plan that were approved by shareholders in January 2008. Occupancy expense increased by $453,000 or 29.5% for 2007 compared to 2006. The increase primarily was the result of our new branches in Lansdale, Chalfont, Whitemarsh and Springhouse, Pennsylvania, all of which opened during 2007. We do not expect to have a similar magnitude of increase in occupancy expense in 2008, although we do expect to open an additional branch in Hatboro, Pennsylvania in the first half of 2008. Our professional services expense increased $447,000 over the same period due primarily to increased legal and audit expenses. These expenses are not expected to increase significantly in 2008, but could rise in the event of unanticipated legal or accounting issues that result from our operations. Our other non-interest expenses increased by $254,000 or 13.0% year-over-year due largely to increases in expenses for office supplies, copying, and postage as a result of our new branch offices. These expenses are expected to increase again in 2008 as our new offices will be operating for the entire year.

Income Tax Expense.  Income tax expense for the year ended December 31, 2007 amounted to $2.7 million compared to $2.7 million for the year ended December 31, 2006. Our effective tax rate improved to 27.8% for the year ended December 31, 2007 from 28.4% for the year ended December 31, 2006. The improvement resulted primarily from an increase in our tax-exempt income from municipal securities and BOLI as a percent of our total pretax income.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

General.  We had net income of $6.8 million for the year ended December 31, 2006, representing an increase of $500,000 or 7.9% over net income of $6.3 million for the year ended December 31, 2005.  Diluted earnings per share increased to $0.28 for 2006 from $0.26 for 2005. Earnings per share for both periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Our net interest income improved by $1.5 million or 7.3% to $22.6 million for 2006 from $21.0 million for 2005. The improvement was primarily a result of an increase in the average balance of our loan portfolio combined with an increase in the average yield on those assets. This increase was partially offset by an increase in the average balance of and average rate paid on deposits. Our average interest rate spread and net interest margin for 2006 decreased to 2.13% and 2.68%, respectively, from 2.27% and 2.78%, respectively, for 2005. Our non-interest income improved $78,000 or 2.8% to $2.9 million for 2006 from $2.8 million for 2005. Our non-interest expense also increased, growing $771,000 or 5.1% to $15.7 million for 2006 from $15.0 million for 2005.

Interest Income. Interest income was $49.8 million for the year ended December 31, 2006, an increase of $9.8 million or 24.5% from $40.0 million of interest income for the year ended December 31, 2005. The average balance of our interest-earning assets increased $85.8 million or 11.4% to $840.5 million for 2006 compared to $754.7 million for 2005. The average yield on our interest-earning assets increased 63 basis points to 5.93% for 2006 compared to 5.30% for 2005. The increase in interest income in 2006 was primarily a result of growth in the average balance of our loan portfolio. The average balance of our loan portfolio increased $101.8 million or 21.7% to $570.9 million for the year ended December 31, 2006 from $469.1 million for the year ended December 31, 2005. Additionally, the average yield on our loan portfolio increased 53 basis points to 6.77% for 2006 from 6.24% for 2005. The asset growth has been a result of the Company’s strategic plan to leverage our capital through loan growth. The growth of the loan portfolio was partially offset by a $22.6 million or 13.6% decrease in the average balance of our mortgage-backed securities to $143.7 million for 2006 from $166.3 million for 2005.

Interest Expense.  Interest expense increased $8.3 million or 43.5% to $27.3 million for the year ended December 31, 2006 compared to $19.0 million for the year ended December 31, 2005. The increase in interest expense for 2006 was primarily the result of increases in the average balance of, and average rate paid on, deposits. During the year ended December 31, 2006 compared to the year ended December 31, 2005, our average deposit balance grew by $80.1 million or 19.3%, primarily due to growth in higher-rate certificates of deposit. The average balance of our certificates of deposit increased $102.8 million or 43.4% to $339.7 million for 2006 from $237.0 million for 2005. The growth in certificates of deposit was a result of higher market rates of interest on certificates of deposit relative to other deposit products and other investments in the current interest rate environment. The average rate we paid on our certificate of deposits increased 106 basis points to 4.60% for 2006 from 3.54% for 2005. As a result of the increase in our certificates of deposit as a proportion of our total deposits, as well as the rising interest rate environment, the average rate we paid on all of our deposits increased 101 basis points to 3.39% for 2006 from 2.38% for 2005. Also contributing to the increase in interest expense in 2006 compared to 2005 was a $9.6 million or 5.6% increase in the average balance of our FHLB advances to $201.8 million for 2006 compared to $192.2 million for 2005. The average rate on our FHLB advances increased 27 basis points to 4.78% for 2006 from 4.51% for 2005.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest earned from average interest-earning assets and the resulting average yields, as well as the interest expense incurred on average interest-bearing liabilities and the resulting average rates and the average interest rate spread and net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Years Ended December 31,
	2006			2005
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$100,211	$4,005	4.00%	$96,786	$3,250	3.36%
Mortgage-backed securities	143,664	6,031	4.20	166,309	6,869	4.13
Loans receivable(2)	570,850	38,633	6.77	469,076	29,283	6.24
Other interest-earning assets	25,809	1,149	4.45	22,551	609	2.70
Total interest-earning assets	840,534	49,818	5.93%	754,722	40,011	5.30%
Cash and non-interest bearing balances	19,095			20,413
Other non-interest-earning assets	25,617			21,556
Total assets	$885,246			$796,691
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$101,755	1,129	1.11%	$125,834	1,412	1.12%
Checking accounts	53,676	11	0.02	52,282	66	0.13
Certificate accounts	339,712	15,634	4.60	236,962	8,391	3.54
Total deposits	495,143	16,774	3.39	415,078	9,869	2.38
FHLB advances	201,810	9,656	4.78	192,189	8,668	4.51
Other borrowings	20,155	838	4.16	20,198	462	2.29
Total interest-bearing liabilities	717,108	$27,268	3.80%	627,465	$18,999	3.03%
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	42,191			39,900
Real estate tax escrow accounts	2,528			2,263
Other liabilities	8,831			7,406
Total liabilities	770,658			677,034
Stockholders’ equity	114,588			119,657
Total liabilities and stockholders’ equity	$885,246			$796,691
Net interest-earning assets	$123,426			$127,257
Net interest income; average Interest rate spread		$22,550	2.13%		$21,012	2.27%
Net interest margin(3)			2.68%			2.78%
___________________________
(1)
Investment securities for the 2006 period include 47 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. Investment securities for the 2005 period include 47 tax-exempt municipal bonds with an aggregate average balance of $16.3 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(2)
Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

(3)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate.  The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	2006 vs. 2005
	Increase (Decrease) Due to			Total
	Rate	Volume	Rate/ Volume	Increase (Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$618	$115	$22	$755
Mortgage-backed securities	113	(935)	(16)	(838)
Loans receivable, net	2,462	6,353	535	9,350
Other interest-earning assets	395	88	57	540
Total interest- earning assets	3,588	5,621	598	9,807
Interest expense:
Savings accounts	(16)	(270)	3	(283)
Checking accounts	(55)	2	(2)	(55)
Certificate accounts	2,514	3,638	1,091	7,243
Total deposits	2,443	3,370	1,092	6,905
FHLB advances	528	434	26	988
Other borrowings	378	(1)	(1)	376
Total interest-bearing liabilities	3,349	3,803	1,117	8,269
Increase in net interest income	$239	$1,818	$(519)	$1,538
_______________
(1)
Investment securities for the 2006 period include 47 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. Investment securities for the 2005 period include 47 tax-exempt municipal bonds with an aggregate average balance of $16.3 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

Provision for Loan Losses. We made a $186,000 provision for loan losses for the year ended December 31, 2006 compared to a provision of $25,000 for the year ended December 31, 2005. During 2006, our analysis of our past loss experience combined with consideration of the inherent losses associated with certain types of lending identified the need to adjust the allowance percentages assigned to certain loan categories. The shifts in the allowance percentages were considered appropriate based upon a review of the collateral generally obtained for those types of loans, the then current real estate trends affecting such collateral and the impact of the then current economic environment on different borrowers’ financial performance and ability to repay. These factors, in addition to the overall growth in the loan portfolio, impacted our analysis of the adequacy of our allowance for loan losses and result in the provision taken during 2006. At December 31, 2006, we held an aggregate of $2.3 million of loans to one borrower, consisting of construction and commercial real estate loans that were placed on non-accrual status in the fourth quarter and were determined to be impaired. The loans were placed on non-accrual status as certain loans had become over 90 days delinquent. For one of these loans, settlement was made in October 2007, when we acquired the underlying collateral property through foreclosure, as previously discussed. At December 31, 2006, non-performing loans amounted to 0.42% of loans receivable and our allowance for loan losses amounted to 62.69% of non-performing loans.

Non-interest Income.  Our total non-interest income amounted to $2.9 million for the year ended December 31, 2006 compared to $2.8 million for year ended December 31, 2005, an increase of $78,000 or 2.8%. This increase was due in part to a $186,000 increase in income on BOLI. Additionally, non-interest income improved due to the fact that no impairment charge was recorded on our investment securities in 2006 whereas a $73,000 impairment charge on investment securities was recorded in 2005. The impaired securities were sold for a loss in the first quarter of 2006. The impairment charge taken during 2005 was the result of management’s periodic evaluations of its investment portfolio and the determination that the fair value of certain securities would not recover to their cost. The increases in income in bank owned life insurance and impairment charge on investment securities were partially offset by a $98,000 decrease in the gain on derivative instruments, net, as our final swap agreement expired in December 2005, as well as a $60,000 decrease in service charge income.

Non-interest Expense.  Our total non-interest expense for the year ended December 31, 2006 amounted to $15.7 million, representing an increase of $771,000 or 5.1% from the year ended December 31, 2005. Decreases in occupancy expense and professional services expense were offset by increases in other expense categories. The largest increases in expense for 2006 compared to 2005 were in salaries and employee benefits expense, depreciation expense, data processing expense and other non-interest expense. The decrease in professional services expense of $224,000 for 2006 compared to 2005 was primarily the result of decreased audit fees. No such decrease is expected for 2007. Salaries and employee benefits expense increased $662,000 or 8.3% for the year ended December 31, 2006 compared to the year ended December 31, 2005. This increase was primarily due to additional expenses of $379,000 in the aggregate relating to the Company’s 2005 Stock Option Plan (“SOP”) and 2005 Recognition and Retention Plan (“RRP”), both of which began in the third quarter of 2005. The remainder of the increase in salaries and employee benefits expense was primarily due to growth in the total number of employees from 134 total employees at December 31, 2005 to 148 total employees at December 31, 2006, primarily due to the opening of additional branch offices. In addition, salaries and employee benefits expense increased due to normal merit increases in salaries, higher health and insurance benefit costs, and an increase in the expense for our ESOP, partially offset by a decrease in the total year-end bonuses paid. Depreciation expense for 2006 compared to 2005 increased $152,000 or 29.3%. The increase for the full year was primarily due to our new branch office facilities. Data processing expense for 2006 compared to 2005 increased $79,000 or 6.5%, primarily due to the increase in our deposit and loan accounts and transactions and our additional branch offices. Additional expenses of approximately $158,000 were recognized in other non-interest expense for SOP and RRP awards to directors in 2006, but were somewhat offset by decreases in various other categories of other non-interest expense.

Income Tax Expense. Income tax expense for the year ended December 31, 2006 amounted to $2.7 million compared to $2.5 million for the year ended December 31, 2005. The fluctuation in income tax expense from year to year is primarily the result of an increase in our pre-tax income. Our effective tax rate improved slightly to 28.4% for the year ended December 31, 2006 from 28.5% for the year ended December 31, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread.  We monitor interest rate risk as such risk relates to our operating strategies.  We have established an Asset/Liability Committee at Abington Bank, which is comprised of our President and Chief Executive Officer, three Senior Vice Presidents and two Vice Presidents of Lending, and which is responsible for reviewing our asset/liability policies and interest rate risk position.  The Asset/Liability Committee meets on a regular basis.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%.  This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank.  In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy.  Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy.  In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 9.04% at December 31, 2007, compared to a negative 14.70% at December 31, 2006. We have become more liability sensitive in 2006 mainly as a result of increases in our short-term deposits, primarily short-term certificates of deposit. Partially for this reason, we continue to remain focused on maintaining and growing our base of core deposits, which are less interest-rate sensitive. Part of the reason that we determined several years ago to increase our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans, all of which generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, was, in part, to increase the amount of our interest rate sensitive assets in the one- to three-year time horizon.  By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding December 31, 2007, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$273,223	$51,472	$147,393	$84,587	$127,174	$683,849
Mortgage-backedsecurities	29,229	18,736	42,561	19,006	31,760	141,292
Investment securities	10,563	8,099	33,950	30,965	35,017	118,594
Other interest-earningassets	56,672	--	--	--	--	56,672
Total interest-earning assets	369,687	78,307	223,904	134,558	193,951	1,000,407
Interest-bearing liabilities:
Savings and money market accounts	$14,332	$14,332	$35,813	$16,476	$14,408	$95,361
Checking accounts	--	--	--	--	62,581	62,581
Certificate accounts	312,248	64,150	19,640	6,670	11,935	414,643
FHLB advances	116,707	6,373	38,746	7,591	20,141	189,558
Other borrowed money	17,453	--	--	--	--	17,453
Total interest-bearing liabilities	460,740	84,855	94,199	30,737	109,065	779,596

Interest-earning assets less interest-bearing liabilities	$(91,053)	$(6,548)	$129,705	$103,821	$84,886	$220,811

Cumulative interest-rate sensitivity gap(3)	$(91,053)	$(97,601)	$32,104	$135,925	$220,811

Cumulative interest-rate gap as a percentage of total assets at December 31, 2007	(8.43)%	(9.04)%	2.97%	12.59%	20.45%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2007	80.24%	82.11%	105.02%	120.27%	128.32%
_____________________
(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

Net Portfolio Value and Net Interest Income Analysis.  Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts.  The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The following table sets forth our NPV as of December 31, 2007 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in Interest Rates	Net Portfolio Value			NPV as % of Portfolio Value of Assets
In Basis Points (Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
200bp	$164,858	$(25,085)	(13.21)%	16.14%	(151	)bp
100	182,298	(7,645)	(4.02)	17.31	(33)
Static	189,943	--	--	17.65	--
(100)	179,197	(10,746)	(5.66)	16.54	(111)
(200)	168,820	(21,123)	(11.12)	15.46	(218)

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of December 31, 2007.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
200bp	$28,112	$(1,556)	(5.24)%
100	29,268	(400)	(1.35)
Static	29,668	--	--
(100)	26,752	(2,916)	(9.83)
(200)	22,887	(6,781)	(22.86)

The above table indicates that as of December 31, 2007, in the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net interest income for the 12 months ending December 31, 2008 would be expected to decrease by $1.6 million or 5.24% to $28.1 million.

As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements.  Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates.  In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities.  Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Abington Bancorp, Inc. and subsidiaries
Jenkintown, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Abington Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The consolidated financial statements for the year ended December 31, 2005 were audited by other auditors whose report, dated March 22, 2006, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2007 and 2006 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abington Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension plan in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abington Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Abington Bancorp, Inc. and subsidiaries
Jenkintown, Pennsylvania

We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Abington Bancorp, Inc. (the “Company”) for the year ended December 31, 2005.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Abington Bancorp, Inc. for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 22, 2006
(March 10, 2008 as to the last paragraph of Note 19)

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2007	December 31, 2006

ASSETS

Cash and due from banks	$22,342,499	$22,136,438
Interest-bearing deposits in other banks	45,712,962	22,428,814
Total cash and cash equivalents	68,055,461	44,565,252
Investment securities held to maturity (estimated fair
value—2007, $20,656,427; 2006, $20,429,576)	20,391,268	20,393,430
Investment securities available for sale (amortized cost—
$2007, 98,202,711; 2006, $75,834,898)	98,780,774	74,489,055
Mortgage-backed securities held to maturity (estimated fair
value—2007, $45,627,107; 2006, $53,957,015)	46,891,843	56,143,619
Mortgage-backed securities available for sale (amortized cost—
$2007, 94,400,607; 2006, $79,831,266)	94,124,123	78,022,794
Loans receivable, net of allowance for loan losses
$(2007, 1,811,121; 2006, $1,602,613)	682,038,113	605,062,980
Accrued interest receivable	4,977,909	4,365,535
Federal Home Loan Bank stock—at cost	10,958,700	11,240,700
Cash surrender value - bank owned life insurance	37,298,126	16,184,256
Property and equipment, net	10,759,799	8,908,910
Real estate owned	1,558,000	-
Deferred tax asset	1,892,051	2,808,716
Prepaid expenses and other assets	1,942,454	3,001,035

TOTAL ASSETS	$1,079,668,621	$925,186,282

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$37,027,767	$45,186,397
Interest-bearing	572,584,934	541,815,163
Total deposits	609,612,701	587,001,560
Advances from Federal Home Loan Bank	189,557,572	196,293,273
Other borrowed money	17,453,060	17,781,260
Accrued interest payable	3,498,235	2,504,270
Advances from borrowers for taxes and insurance	2,978,650	2,624,310
Accounts payable and accrued expenses	6,653,343	4,879,385

Total liabilities	829,753,561	811,084,058

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; authorized: 20,000,000 shares in 2007,
10,000,000 shares in 2006; none issued	-	-
Common stock, $0.01 par value; authorized: 80,000,000 shares in 2007,
40,000,000 shares in 2006; issued: 24,460,240 in 2007, 15,870,000 in
2006; outstanding: 24,449,526 in 2007, 15,288,154 in 2006	244,602	158,700
Additional paid-in capital	200,634,467	69,674,243
Treasury stock—at cost, 10,714 shares in 2007; 581,846 shares in 2006	(104,997)	(8,317,848)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(15,977,458)	(6,388,788)
Recognition & Retention Plan Trust (RRP)	(1,867,065)	(2,606,781)
Deferred compensation plans trust	(1,149,610)	(1,059,116)
Retained earnings	68,360,520	65,252,214
Accumulated other comprehensive loss	(225,399)	(2,610,400)

Total stockholders' equity	249,915,060	114,102,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,079,668,621	$925,186,282

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006		2005

INTEREST INCOME:
Interest and fees on loans	$43,591,724	$38,633,459		$29,282,683
Interest and dividends on investment and
mortgage-backed securities
Taxable	12,322,890	10,332,068		10,041,615
Tax-exempt	896,381	852,661		686,357

Total interest income	56,810,995	49,818,188		40,010,655

INTEREST EXPENSE:
Interest on deposits	21,287,957	16,773,531		9,868,820
Interest on Federal Home Loan Bank advances	8,904,716	9,656,307		8,668,118
Interest on other borrowed money	870,858	838,291		461,892

Total interest expense	31,063,531	27,268,129		18,998,830

NET INTEREST INCOME	25,747,464	22,550,059		21,011,825

PROVISION FOR LOAN LOSSES	457,192	185,521		25,000

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	25,290,272	22,364,538		20,986,825

NON-INTEREST INCOME:
Service charges	1,632,949	1,719,437		1,779,684
Rental income	30,144	33,056		39,272
Gain on derivative instruments, net	-	-		98,286
Income on bank owned life insurance	1,113,870	685,298		498,958
Loss on sale of investment securities	-	(601)		-
Impairment charge on investment securities	-	-		(72,500)
Other income	400,317	438,956		454,147

Total non-interest income	3,177,280	2,876,146		2,797,847

NON-INTEREST EXPENSES:
Salaries and employee benefits	10,056,100	8,672,886		8,010,642
Occupancy	1,989,281	1,535,787		1,643,621
Depreciation	776,052	671,395		519,345
Professional services	1,113,054	666,173		890,550
Data processing	1,432,851	1,285,890		1,207,013
ATM expense	368,038	325,797		333,692
Deposit insurance premium	153,190	140,569		123,775
Advertising and promotions	586,234	491,306		425,259
Other	2,210,290	1,956,457		1,821,520

Total non-interest expenses	18,685,090	15,746,260		14,975,417

INCOME BEFORE INCOME TAXES	9,782,462	9,494,424		8,809,255

PROVISION FOR INCOME TAXES	2,715,726	2,692,176		2,506,924

NET INCOME	$7,066,736	$6,802,248		$6,302,331

BASIC EARNINGS PER COMMON SHARE	$0.31	$0.29	*	$0.26	*
DILUTED EARNINGS PER COMMON SHARE	$0.30	$0.28	*	$0.26	*

BASIC AVERAGE COMMON SHARES OUTSTANDING:	22,866,089	23,592,677	*	24,464,625	*
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	23,348,529	23,994,168	*	24,603,279	*

* Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2005	15,870,000	$158,700	$69,096,936	$-	$(3,120,337)	$57,881,651	$(962,249)	$123,054,701

Comprehensive income:
Net income	-	-	-	-	-	6,302,331	-	6,302,331
Net unrealized holding loss on
available for sale securities
arising during the period, net
of tax benefit of $937,668	-	-	-	-	-	-	(1,820,179)	(1,820,179)
Comprehensive income								4,482,152
Cash dividends declared,
($0.09 per share)*	-	-	-	-	-	(2,294,802)	-	(2,294,802)
Stock options expense	-	-	180,785	-	-	-	-	180,785
Common stock released from
benefit plans	-	-	(42,757)	-	874,802	-	-	832,045
Common stock acquired by
benefit plans	-	-	-	-	(9,024,114)	-	-	(9,024,114)

BALANCE—
DECEMBER 31, 2005	15,870,000	$158,700	$69,234,964	$-	$(11,269,649)	$61,889,180	$(2,782,428)	$117,230,767

Comprehensive income:
Net income	-	-	-	-	-	6,802,248	-	6,802,248
Net unrealized holding gain on
available for sale securities
arising during the period, net
of tax expense of $360,905	-	-	-	-	-	-	700,580	700,580
Comprehensive income								7,502,828
Adjustment to initially apply
FASB Statement No. 158, net
of tax benefit of $272,284							(528,552)	(528,552)
Treasury stock purchased	-	-	-	(8,317,848)	-	-	-	(8,317,848)
Cash dividends declared,
($0.14 per share)*	-	-	-	-	-	(3,439,214)	-	(3,439,214)
Excess tax benefit on stock-based
compensation	-	-	49,189	-	-	-	-	49,189
Stock options expense	-	-	370,478	-	-	-	-	370,478
Common stock released from
benefit plans	-	-	19,612	-	1,224,840	-	-	1,244,452
Common stock acquired by
benefit plans	-	-	-	-	(9,876)	-	-	(9,876)

BALANCE—
DECEMBER 31, 2006	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

* Dividends per share for all periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2007	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	-	-	-	-	-	7,066,736	-	7,066,736
Net unrealized holding gain on
available for sale securities
arising during the period, net
of tax expense of $1,175,005	-	-	-	-	-	-	2,280,889	2,280,889
Amortization of unrecognized
deferred costs on defined
benefit pension plan, net
of tax benefit of $53,634							104,112	104,112
Comprehensive income								9,451,737
Treasury stock purchased	-	-	-	(104,997)	-	-	-	(104,997)
Cash dividends declared,
($0.17 per share)*	-	-	-	-	-	(3,958,430)	-	(3,958,430)
Cancellation of common stock	(15,870,000)	(158,700)	158,700	-	-	-	-	-
Issuance of common stock, net	24,460,240	244,602	134,440,983	-	-	-	-	134,685,585
Dissolution of Abington Mutual
Holding Company	-	-	4,123,098	-	-	-	-	4,123,098
Cancellation of treasury stock	-	-	(8,317,848)	8,317,848	-	-	-	-
Excess tax benefit on stock-based
compensation	-	-	71,142	-	-	-	-	71,142
Stock options expense	-	-	404,896	-	-	-	-	404,896
Common stock released from
benefit plans	-	-	79,253	-	1,590,859	-	-	1,670,112
Common stock acquired by
benefit plans	-	-	-	-	(10,530,307)	-	-	(10,530,307)

BALANCE—
DECEMBER 31, 2007	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

* Dividends per share for all periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$7,066,736	$6,802,248	$6,302,331
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	457,192	185,521	25,000
Depreciation	776,052	671,395	519,345
Share-based compensation expense	2,062,905	1,614,170	988,630
Unrealized gain on derivative instruments	-	-	(85,000)
Impairment charge on investment securities	-	-	72,500
Loss on sale of investment securities	-	601	-
Deferred income tax benefit	(311,974)	(249,137)	(397,464)
Amortization of:
Deferred loan fees	(814,526)	(929,058)	(1,127,360)
Premiums and discounts, net	55,828	100,999	261,581
Income from bank owned life insurance	(1,113,870)	(685,298)	(498,958)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(612,374)	(890,185)	(765,188)
Prepaid expenses and other assets	1,058,581	97,071	(193,032)
Accrued interest payable	993,965	595,036	999,194
Accounts payable and accrued expenses	1,841,210	263,862	770,235

Net cash provided by operating activities	11,459,725	7,577,225	6,871,814

INVESTING ACTIVITIES:
Principal collected on loans	135,692,550	138,944,098	139,389,188
Disbursements for loans	(213,868,349)	(213,776,332)	(255,118,373)
Purchases of:
Mortgage-backed securities held to maturity	-	-	(8,774,897)
Mortgage-backed securities available for sale	(29,622,928)	(12,618,804)	(20,553,403)
Investments held to maturity	-	-	(10,178,366)
Investments available for sale	(70,036,889)	(26,136,163)	(4,097,475)
Federal Home Loan Bank stock	(2,471,663)	(3,333,599)	(5,719,100)
Property and equipment	(2,626,941)	(3,070,161)	(1,496,404)
Bank owned life insurance	(20,000,000)	-	(15,000,000)
Proceeds from:
Maturities of mortgage-backed securities available for sale	-	-	1,211,522
Sales and maturities of investments available for sale	47,700,000	29,077,688	599,000
Principal repayments of mortgage-backed securities
held to maturity	9,158,184	11,144,060	22,864,351
Principal repayments of mortgage-backed securities
available for sale	15,062,589	15,022,609	20,374,332
Redemption of Federal Home Loan Bank stock	2,753,663	3,154,099	5,108,000

Net cash used in investing activities	(128,259,784)	(61,592,505)	(131,391,625)

FINANCING ACTIVITIES:
Net decrease in demand deposits and savings accounts	(3,058,230)	(17,033,871)	(7,456,352)
Net increase in certificate accounts	25,669,371	102,852,407	103,349,319
Net (decrease) increase in other borrowed money	(328,200)	1,667,311	3,248,428
Advances from Federal Home Loan Bank	437,285,000	1,003,535,000	517,801,820
Repayments of advances from Federal Home Loan Bank	(444,020,701)	(1,008,686,679)	(487,023,242)
Net increase in advances from borrowers
for taxes and insurance	354,340	239,996	337,163
Excess tax benefit from stock-based compensation	71,142	49,189	-
Proceeds from stock issuance, net	134,685,585	-	-
Dissolution of Abington Mutual Holding Company	4,123,098	-	-
Acquisition of stock for benefit plans	(10,427,710)	-	(9,024,114)
Purchase of treasury stock	(104,997)	(8,317,848)	-
Payment of cash dividend	(3,958,430)	(3,439,214)	(2,294,802)

Net cash provided by financing activities	140,290,268	70,866,291	118,938,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,490,209	16,851,011	(5,581,591)

CASH AND CASH EQUIVALENTS—Beginning of year	44,565,252	27,714,241	33,295,832

CASH AND CASH EQUIVALENTS—End of year	$68,055,461	$44,565,252	$27,714,241

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$30,069,566	$26,673,093	$17,999,636

Income taxes	$2,600,000	$3,125,000	$3,000,000

Transfer of loans receivable to real estate owned	$1,558,000	$-	$-
Release of stock from deferred compensation plans trust	$12,103	$760	$24,200

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

1.	NATURE OF OPERATIONS

Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiary, ASB Investment Co. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Bank’s executive offices are in Jenkintown, Pennsylvania, with eleven other branches and six limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II, and its wholly owned subsidiaries, and Abington Corp. are currently inactive subsidiaries.

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

On June 27, 2007, a second-step conversion was completed after which Abington Mutual Holding Company and Abington Community Bancorp, Inc. ceased to exist and Abington Bancorp, Inc. was organized as the new stock-form holding company for the Bank and successor to Abington Community Bancorp. A total of 13,965,600 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.7 million, net of offering costs of approximately $5.0 million. As part of the conversion, each outstanding public share of Abington Community Bancorp, Inc. (that is, shares owned by stockholders other than Abington Mutual Holding Company) was exchanged for 1.6 shares of Company Common Stock. The exchange resulted in an additional 10,494,640 outstanding shares of common stock of the Company for a total of 24,460,240 outstanding shares as of the closing of the second-step conversion. Treasury stock held was cancelled. For further information on the Company’s second-step conversion see Note 19 herein.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents—For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and interest-bearing deposits with banks, commercial paper and liquid money market funds with original maturities of three months or less.

Investment and Mortgage-Backed Securities—Debt and equity securities are classified and accounted for as follows:

Held to Maturity—Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balances, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the estimated remaining term of the underlying security.

Available for Sale—Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and in the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of stockholders’ equity until realized. Realized gains and losses on the sale of investment and mortgage-backed securities are reported in the consolidated statements of income and determined using the adjusted cost of the specific security sold.

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the years ended December 31, 2007 and 2006. During the year ended December 31, 2005, the Company recognized an impairment charge of approximately $73,000 to write-down the carrying values of two securities.

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

Derivative Financial Instruments—The Company recognizes all derivatives as either assets or liabilities in the statements of financial condition and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits. The agreements did not qualify for hedge accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities.  Gains and losses in the fair value of the cap and swap agreements, as well as amounts paid or received under the agreements, are recognized in a separate line item, gain (loss) on derivative instruments, net, included in non-interest income in the Company’s consolidated statements of income during the period in which they accrue. The Company does not hold any derivative financial instruments for trading purposes. The Company did not hold any derivatives at December 31, 2007 or 2006.

Loans Held for Sale and Loans Sold—The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Company had no loans classified as held for sale at December 31, 2007 or 2006.

The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At December 31, 2007 and 2006, mortgage servicing rights of $49,000 and $55,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

Amortization of the servicing asset totaled $6,000, $6,000 and $11,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Real Estate Owned—Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure, establishing a new cost basis. Losses arising from foreclosure transactions are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Net revenue and expenses from operations and additions to the valuation allowance are included in gain or loss on foreclosed real estate.

Property and Equipment—Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets, which range from 5 years for software, computer equipment and automobiles to 45 years for buildings. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

Bank Owned Life Insurance (“BOLI”)—In March 2005, the Company purchased $15 million in bank owned life insurance as a mechanism for funding various employee benefit costs.  In August 2007, the Company purchased an additional $20 million in bank owned life insurance. The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policies as an asset in the consolidated statements of financial condition. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements of income.

Other Borrowed Money—The Company enters into overnight repurchase agreements with commercial checking account customers. These agreements are treated as financings, and the obligations to repurchase securities sold are reflected as a liability in the consolidated statements of financial condition. Securities pledged as collateral under agreements to repurchase are reflected as assets in the consolidated statements of financial condition.

Loan Origination and Commitment Fees—The Company defers loan origination and commitment fees, net of certain direct loan origination costs. The balance is accreted into income as a yield adjustment over the life of the loan using the level-yield method.

Interest on Loans—The Company recognizes interest on loans on the accrual basis. Income recognition is generally discontinued on single-family residential mortgage loans when a loan becomes 120 days or more delinquent or on all other loans when a loan becomes 90 days or more delinquent. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties incurred in relation to payment of income tax liabilities are recognized in the provision for income taxes in the income statement in the period in which they occur. No interest or penalties for income taxes were recognized during the years ended December 31, 2007, 2006 and 2005.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation requires an entity to analyze each tax position taken in its tax returns and determine the likelihood that that position will be realized. Only tax positions that are “more-likely-than-not” to be realized can be recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, an entity will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company adopted this Interpretation on January 1, 2007. The Company does not have any unrecognized tax benefits at December 31, 2007 or during the year ended December 31, 2007. No unrecognized tax benefits are expected to arise within the next twelve months.

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

 The components of other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2007	2006	2005

Net unrealized gain (loss) on securities arising
during the year	$2,280,889	$700,183	$(1,868,029)
Plus: reclassification adjustment for net losses
included in net income, net of tax benefit of
$204 in 2006 and $24,650 in 2005	-	397	47,850

Net unrealized gain (loss) on securities	$2,280,889	$700,580	$(1,820,179)

Amortization of unrecognized deferred
costs on defined benefit pension plan, net of tax
benefit of $53,634 in 2007	104,112	-	-

Total other comprehensive income (loss)	$2,385,001	$700,580	$(1,820,179)

The components of accumulated other comprehensive loss are as follows:

	December 31,
	2007	2006	2005

Net unrealized gain (loss) on securities	$199,041	$(2,081,848)	$(2,782,428)
Unrecognized deferred costs of defined benefit plan	(424,440)	(528,552)	-

Total accumulated other comprehensive loss	$(225,399)	$(2,610,400)	$(2,782,428)

Treasury Stock and Unallocated Common Stock—Stock held in treasury by the Company, including unallocated stock held by certain benefit plans, is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders’ equity.

Share-Based Compensation—The Company follows SFAS No. 123R (revised 2004) for share-based compensation. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R were adopted by the Company as of July 1, 2005.

At December 31, 2007, the Company has two stock-based compensation plans, the 2005 Recognition and Retention Plan and the 2005 Stock Option Plan. Share awards were first issued under these plans in July 2005. In January 2008, shareholders of the Company approved the 2007 Recognition and Retention Plan and the 2007 Stock Option Plan. These plans are more fully described in Note 14.

The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 14. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding. Dividends paid on unallocated shares are used to pay debt service.

Earnings per share—Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs which are considered antidilutive are not included for the purposes of this calculation. For the years ended December 31, 2007 and 2006, there were no antidilutive CSEs. For the year ended December 31, 2005, there were 1,029,200 antidilutive CSEs, representing 100% of the outstanding options. Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Earnings per share were calculated as follows:

	Year Ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$7,066,736	$7,066,736	$6,802,248	$6,802,248	$6,302,331	$6,302,331
Weighted average
shares outstanding	22,866,089	22,866,089	23,592,677	23,592,677	24,464,625	24,464,625
Effect of CSEs	-	482,440	-	401,491	-	138,654
Adjusted weighted
average shares used
in earnings per share
computation	22,866,089	23,348,529	23,592,677	23,994,168	24,464,625	24,603,279

Earnings per share	$0.31	$0.30	$0.29	$0.28	$0.26	$0.26

Recent Accounting Pronouncements—In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. During 2007, the Company amended its split dollar insurance agreements with employees to increase the benefits paid to those employees during their period of employment, but to discontinue any postretirement benefits. As a result of the amendments to those agreements, the adoption of this consensus is not expected to have any effect on our consolidated financial position or results of operations.

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

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is continuing to evaluate the impact of this statement, but does not expect that the guidance will have any effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement which amends SFAS No. 87 and SFAS No. 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date — the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted SFAS No. 158 as of December 31, 2006.

The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers that is more fully described in Note 14. The incremental effect of applying SFAS No. 158 to this plan on individual line items in the consolidated statement of financial condition as of December 31, 2006 was as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158

Deferred tax asset	$2,536,432	$272,284	$2,808,716
Total assets	924,913,998	272,284	925,186,282
Accounts payable and accrued expenses	4,078,549	800,836	4,879,385
Total liabilities	810,283,222	800,836	811,084,058
Accumulated other comprehensive loss	(2,081,848)	(528,552)	(2,610,400)
Total stockholders' equity	114,630,776	(528,552)	114,102,224

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No.157. We elected not to early adopt the provisions of this statement. We adopted this statement as of January 1, 2008, however, we have not elected to measure any assets or liabilities at fair value under the provisions of this statement. The adoption of this statement did not have any effect on the Company’s financial position or results of operations.

In March 2007, the FASB ratified EITF Issue No. 06-10 Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted this consensus as of January 1, 2007. The adoption did not have a material effect on the Company’s financial position or results of operations.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of EITF 06-11, but does not expect that the guidance will have a material effect on our consolidated financial position or results of operations.

In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments.  Specifically, SAB 109 revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted this statement as of January 1, 2008. The adoption did not have a material effect on the Company’s financial position or results of operations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is continuing to evaluate the impact of this statement, but does not expect that the guidance will have a material effect on our consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is continuing to evaluate the impact of this statement, but does not expect that the guidance will have a material effect on our consolidated financial position or results of operations.

Reclassifications—Certain items in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the presentation in the 2007 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2007 and 2006, these reserve balances amounted to $8.7 million and $4.3 million, respectively.

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,391,268	$265,159	$-	$20,656,427

Total debt securities	$20,391,268	$265,159	$-	$20,656,427

	Available for Sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$84,882,467	$675,585	$(70,210)	$85,487,842
Corporate bonds and
commercial paper	3,483,768	6,446	(11,449)	3,478,765
Municipal bonds	6,035,410	71,374	(280)	6,106,504
Certificates of deposit	585,000	-	-	585,000

Total debt securities	94,986,645	753,405	(81,939)	95,658,111

Equity securities:
Common stock	10	310	-	320
Mutual funds	3,216,056	-	(93,713)	3,122,343

Total equity securities	3,216,066	310	(93,713)	3,122,663

Total	$98,202,711	$753,715	$(175,652)	$98,780,774

	Held to Maturity
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,393,430	$66,540	$(30,394)	$20,429,576

Total debt securities	$20,393,430	$66,540	$(30,394)	$20,429,576

	Available for Sale
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$71,492,107	$24,640	$(1,286,913)	$70,229,834
Corporate bonds and
commercial paper	499,646	-	(2,926)	496,720
Certificates of deposit	785,000	-	-	785,000

Total debt securities	72,776,753	24,640	(1,289,839)	71,511,554

Equity securities:
Common stock	10	465	-	475
Mutual funds	3,058,135	-	(81,109)	2,977,026

Total equity securities	3,058,145	465	(81,109)	2,977,501

Total	$75,834,898	$25,105	$(1,370,948)	$74,489,055

There were no sales of debt or equity securities during the years ended December 31, 2007 and 2005. During the year ended December 31, 2006 a gross loss of approximately $600 was recognized on the sale of certain available for sale equity securities. Proceeds from this sale were approximately $500,000.

No impairment charge was recognized during the years ended December 31, 2007 and 2006. During the year ended December 31, 2005, the Company recognized an impairment charge of approximately $73,000 to write-down the carrying values of two equity securities. The determination of impairment was made based on an analysis of all the quantitative and qualitative characteristics of the securities taken as whole, including the magnitude and duration of the decline in value and the nature of the investments.

Included in debt securities are structured notes with federal agencies. These structured notes consist of step-up bonds which provide the agency with the right, but not the obligation, to call the bonds on the step-up date. All municipal bonds included in debt securities are insured, bank-qualified municipal bonds.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2007
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$15,574,420	$15,526,425	$-	$-
Due after one year through five years	63,440,867	64,122,454	-	-
Due after five years through ten years	15,971,358	16,009,232	-	-
Due after ten years	-	-	20,391,268	20,656,427

Total	$94,986,645	$95,658,111	$20,391,268	$20,656,427

The table below sets forth investment securities which had unrealized loss positions as of December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$-	$-	$(70,210)	$14,429,790
Municipal bonds	(280)	254,535	-	-
Other securities	(7,218)	987,130	(97,944)	3,618,008

Total securities available for sale	$(7,498)	$1,241,665	$(168,154)	$18,047,798

The table below sets forth investment securities which had unrealized loss positions as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(26,015)	$5,877,674	$(4,379)	$501,090

Total securities held to maturity	(26,015)	5,877,674	(4,379)	501,090

Securities available for sale:
Agency bonds	(3,120)	3,996,880	(1,283,793)	54,208,315
Other securities	-	-	(84,035)	3,473,746

Total securities available for sale	(3,120)	3,996,880	(1,367,828)	57,682,061

Total	$(29,135)	$9,874,554	$(1,372,207)	$58,183,151

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2007, investment securities in a gross unrealized loss position for twelve months or longer consisted of 10 securities having an aggregate depreciation of 0.9% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at December 31, 2007, consisted of one security having a depreciation of 0.7% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates decline. The Company has the intent and ability to hold these investments for the time necessary to recover their cost.

5.	MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$20,236,408	$-	$(479,332)	$19,757,076
FHLMC pass-through
certificates	14,284,056	-	(431,116)	13,852,940
Collateralized mortgage
obligations	12,371,379	19,205	(373,493)	12,017,091

Total	$46,891,843	$19,205	$(1,283,941)	$45,627,107

	Available for sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$318,366	$12,954	$(239)	$331,081
FNMA pass-through
certificates	21,441,471	155,943	(105,997)	21,491,417
FHLMC pass-through
certificates	60,765,390	239,573	(637,497)	60,367,466
Collateralized mortgage
obligations	11,875,380	112,742	(53,963)	11,934,159

Total	$94,400,607	$521,212	$(797,696)	$94,124,123

	Held to Maturity
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$24,298,423	$-	$(969,362)	$23,329,061
FHLMC pass-through
certificates	17,103,783	-	(853,654)	16,250,129
Collateralized mortgage
obligations	14,741,413	28,704	(392,292)	14,377,825

Total	$56,143,619	$28,704	$(2,215,308)	$53,957,015

	Available for sale
	December 31, 2006
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$424,074	$10,308	$(743)	$433,639
FNMA pass-through
certificates	9,726,032	37,334	(184,091)	9,579,275
FHLMC pass-through
certificates	64,665,295	120,584	(1,627,920)	63,157,959
Collateralized mortgage
obligations	5,015,865	3,346	(167,290)	4,851,921

Total	$79,831,266	$171,572	$(1,980,044)	$78,022,794

There were no sales of mortgage-backed securities during the years ended December 31, 2007, 2006 and 2005.

No impairment charge was recognized on mortgage-backed securities during the years ended December 31, 2007, 2006 and 2005.

Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA and the FHLMC as well as certain AAA rated private issuers. At December 31, 2007 and 2006, $12.4 million and $14.7 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had unrealized loss positions as of December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$-	$-	$(479,332)	$19,757,076
FHLMC pass-through
certificates	-	-	(431,116)	13,852,940
Collateralized mortgage
obligations	-	-	(373,493)	11,060,065

Total securities held to maturity	-	-	(1,283,941)	44,670,081

Securities available for sale:
GNMA pass-through
certificates	(239)	48,119	-	-
FNMA pass-through
certificates	(71,928)	7,898,284	(34,069)	5,342,063
FHLMC pass-through
certificates	(9,753)	5,321,623	(627,744)	37,492,936
Collateralized mortgage
obligations	-	-	(53,963)	4,140,352

Total securities available for sale	(81,920)	13,268,026	(715,776)	46,975,351

Total	$(81,920)	$13,268,026	$(1,999,717)	$91,645,432

The table below sets forth mortgage-backed securities which had unrealized loss positions as of December 31, 2006:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$-	$-	$(969,362)	$23,329,063
FHLMC pass-through
certificates	-	-	(853,654)	16,250,129
Collateralized mortgage
obligations	(111,660)	3,871,654	(280,632)	9,839,646

Total securities held to maturity	(111,660)	3,871,654	(2,103,648)	49,418,838

Securities available for sale:
GNMA pass-through
certificates	-	-	(743)	80,548
FNMA pass-through
certificates	(263)	34,026	(183,828)	6,426,884
FHLMC pass-through
certificates	(3,247)	1,644,371	(1,624,673)	52,967,849
Collateralized mortgage
obligations	-	-	(167,290)	4,767,131

Total securities available for sale	(3,510)	1,678,397	(1,976,534)	64,242,412

Total	$(115,170)	$5,550,051	$(4,080,182)	$113,661,250

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2007, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 43 securities having an aggregate depreciation of 2.1% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at December 31, 2007, consisted of 9 securities having an aggregate depreciation of 0.6% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates decline. The Company has the intent and ability to hold these investments for the time necessary to recover its cost.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company previously entered into interest rate cap and swap agreements in order to manage its exposure to fluctuations in interest rates on a portion of its fixed rate loans and variable rate deposits.

At December 31, 2007 and 2006, the Company was not party to any cap or swap agreements. The Company was previously party to two swap agreements with terms expiring in June 2005 and December 2005, respectively.

The swaps we held in 2005 did not qualify as hedges under SFAS No. 133. As such, the fair value of the interest rate swaps were reflected as a liability in the consolidated statements of financial condition when in existence with the offset recorded in loss on derivative instruments, net in the consolidated statements of income. Amounts paid or received under the cap or swap agreement were recognized in gain (loss) on derivative instruments, net in the Company’s consolidated statements of income during the period in which they accrued. During the year ended December 31, 2005, the Company received $13,000 from the contra parties under the agreements. In addition, the unrealized gain on derivatives recognized in gain (loss) on derivative instruments, net in the Company’s consolidated statement of income was $85,000 for the year ended December 31, 2005. No interest was received from or paid to the contra party during, and no unrealized gains or losses were recognized for, the years ended December 31, 2007 and 2006.

7.	LOANS RECEIVABLE—NET

Loans receivable consist of the following:

	December 31,
	2007	2006

One-to four-family residential	$424,141,281	$375,743,476
Multi-family residential and commercial	77,137,944	92,427,910
Construction	168,711,266	134,976,214
Home equity lines of credit	33,091,306	33,953,399
Commercial business loans	29,373,909	11,416,252
Consumer non-real estate loans	7,913,758	4,399,778

Total loans	740,369,464	652,917,029

Less:
Construction loans in process	(55,798,973)	(45,338,523)
Deferred loan fees, net	(721,257)	(912,913)
Allowance for loan losses	(1,811,121)	(1,602,613)

Loans receivable—net	$682,038,113	$605,062,980

Our one- to four-family residential loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence.

The Bank has sold and is servicing for others loans in the amounts of approximately $12.2 million and $14.8 million at December 31, 2007 and 2006, respectively. These loan balances are excluded from the Company’s consolidated financial statements. At December 31, 2007 and 2006, mortgage servicing rights of $49,000 and $55,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

Certain officers and directors have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

	Year Ended December 31,
	2007	2006	2005

Balance—beginning of year	$2,095,752	$894,440	$927,514
Additions	240,766	1,423,510	89,566
Repayments	(126,200)	(222,198)	(122,640)

Balance—end of year	$2,210,318	$2,095,752	$894,440

The Bank grants loans primarily to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2007	2006	2005

Balance—beginning of year	$1,602,613	$1,454,510	$1,412,697
Provision for loan losses	457,192	185,521	25,000
Charge-offs	(275,321)	(55,460)	(69,774)
Recoveries	26,637	18,042	86,587
Charge-offs/recoveries—net	(248,684)	(37,418)	16,813

Balance—end of year	$1,811,121	$1,602,613	$1,454,510

The provision for loan losses charged to expense is based upon past loan loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. As of December 31, 2007, 2006 and 2005, the recorded investment in loans that are considered to be impaired was as follows:

	2007	2006	2005

Impaired collateral-dependent loans	$1,445,255	$2,346,896	$2,885,364

Average impaired loan balance	$3,996,347	$709,639	$94,861

Interest income recognized on
impaired loans	$175,950	$65,955	$-

As a result of the Company’s measurement of impaired loans, no allowance for loan losses was established for the $1.4 million of total impaired loans at December 31, 2007. These loans represent four commercial real estate loans and one construction loan made to this borrower. Based on the appraised values of the properties collateralizing these loans, as well as additional collateral available, no reserve was considered necessary and no allowance for loan losses was established for these loans as a result of our measurement of impaired loans at December 31, 2007. In October and December 2007, respectively, one construction loan and two commercial real estate loans with an aggregate balance of $1.8 million that had previously been recognized as impaired were settled when we acquired the underlying collateral properties through foreclosure. These properties are classified as Real Estate Owned (“REO”) and are recorded at their fair value of $1.6 million on the December 31, 2007 balance sheet. A loss of approximately $197,000 was recognized through the allowance for loan losses in conjunction with the acquisitions. In December 2007, we also reached an agreement for the sale of the underlying collateral properties on two additional commercial real estate loans with an aggregate value of approximately $1.8 million that had also been previously recognized as impaired. The loans were not considered to be impaired at December 31, 2007. The payment from this sale, which was received in January 2008, included the full amount of the loans, as well as all past due interest and fees.

Non-accrual loans at December 31, 2007, 2006 and 2005 amounted to approximately $1.4 million, $2.3 million and $2.9 million, respectively. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 120 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at December 31, 2007, 2006 and 2005 amounted to approximately $1.6 million, $2.6 million, and $2.9 million, respectively.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the years ended December 31, 2007 and 2006, approximately $176,000 and $66,000 in interest income was recognized on non-accrual loans. For the year~~s~~ ended December 31, 2005, no interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was $256,000, $68,000 and $20,000 for years ended December 31, 2007, 2006, and 2005, respectively.

8.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

	December 31,
	2007	2006

Investments and interest-bearing deposits	$944,580	$1,003,718
Mortgage-backed securities	745,064	494,166
Loans receivable	3,288,265	2,867,651

Total	$4,977,909	$4,365,535

9.	PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classifications as follows:

	December 31,
	2007	2006

Land and buildings	$6,575,179	$5,224,716
Leasehold improvements	5,399,922	4,616,435
Furniture and fixtures	5,928,311	5,435,321

Total	17,903,412	15,276,472
Accumulated depreciation	(7,143,613)	(6,367,562)

Total property and equipment, net of
accumulated depreciation	$10,759,799	$8,908,910

Certain office facilities and equipment are leased under various operating leases. The leases range in terms from 1 year to 20 years, some of which include renewal options as well as specific provisions relating to rent increases. Rent expense on those lease agreements that contain incremental increases in rent is recognized on a straight-line basis over the life of the lease. Rental expense under operating leases was approximately $903,000, $604,000, and $833,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Future minimum annual rental payments required under non-cancelable operating leases are as follows:

December 31,
2007

2008	$738,746
2009	671,477
2010	694,878
2011	666,416
2012	601,977
Thereafter	3,555,295

$6,928,789

10.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2007		2006

Type of Account	Amount	Percent	Amount	Percent

Certificates	$414,642,475	68.0%	$388,973,104	66.3%
Passbook and MMDA	95,361,073	15.6	93,315,378	15.9
NOW	62,581,386	10.3	59,526,680	10.1
DDA	37,027,767	6.1	45,186,398	7.7

Total	$609,612,701	100.0%	$587,001,560	100.0%

Interest expense for each major classification of deposit account is as follows:

	Year Ended December 31,
	2007	2006	2005

Certificates	$19,998,802	$15,633,285	$8,391,163
Passbook and MMDA	1,255,827	1,129,333	1,411,738
NOW	33,328	10,913	65,919

Total	$21,287,957	$16,773,531	$9,868,820

The weighted average rate paid on deposits at December 31, 2007 and 2006, was 3.07% and 3.43%, respectively. Deposits in amounts greater than $100,000 were approximately $246.5 million and $227.3 million at December 31, 2007 and 2006, respectively, of which approximately $198.9 million and $150.7 million were due in one year or less at December 31, 2007 and 2006, respectively. Deposit amounts in excess of $100,000 are generally not federally insured.

A summary of certificates by maturities is as follows:

	December 31,
	2007		2006

	Amount	Percent	Amount	Percent

One year or less	$331,531,998	80.0%	$260,644,567	67.0%
One through two years	55,710,977	13.4	95,944,742	24.7
Two through Three years	8,794,189	2.1	7,657,857	2.0
Three through four years	2,483,708	0.6	8,188,450	2.1
Four through five years	4,187,149	1.0	2,448,411	0.6
Over five years	11,934,454	2.9	14,089,077	3.6

Total	$414,642,475	100.0%	$388,973,104	100.0%

11.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank consist of the following:

	December 31,
	2007		2006

		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$58,561,848	4.27%	$33,680,860	4.86%
13 to 24 months	29,428,971	4.66	40,860,721	3.05
25 to 36 months	38,277,505	5.63	11,761,967	4.68
37 to 48 months	37,908,273	5.22	40,207,115	5.58
49 to 60 months	-	-	44,350,720	5.24
Over 60 months	25,380,975	4.47	25,431,890	4.47

Total	$189,557,572	4.82%	$196,293,273	4.65%

The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans and mortgage-backed securities. The weighted average interest rate on FHLB advances was 4.82% and 4.65% at December 31, 2007 and 2006, respectively. The average balance outstanding was approximately $183.4 million and $201.8 million for the years ended December 31, 2007 and 2006 respectively. The maximum amount outstanding at any month-end was $198.7 million and $211.7 million for the years ended December 31, 2007 and 2006, respectively.

12.	OTHER BORROWED MONEY

During the years ended December 31, 2007 and 2006, the Bank entered into overnight repurchase agreements with commercial checking account customers. At December 31, 2007 and 2006, the amounts outstanding were $17.5 million and $17.8 million, respectively. Interest expense on customer repurchase agreements was $871,000, $838,000, and $462,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Collateral for customer repurchase agreements was mortgage-backed securities. The market value of the collateral was approximately equal to the amounts outstanding. The weighted average interest rate on other borrowed money was 3.92% and 4.90% at December 31, 2007 and 2006, respectively. The average balance outstanding was approximately $20.2 million for the years ended December 31, 2007 and 2006, respectively. The maximum amount outstanding at any month-end was $25.9 million and $25.7 million for the years ended December 31, 2007 and 2006, respectively.

13.	INCOME TAXES

The income tax provision consists of the following:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$3,026,996	$2,941,313	$2,904,388
State	704	-	-

Total current	3,027,700	2,941,313	2,904,388
Deferred—Federal	(311,974)	(249,137)	(397,464)

Total income tax provision	$2,715,726	$2,692,176	$2,506,924

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

	Year Ended December 31,
	2007	2006	2005

	Amount	Amount	Amount

At statutory rate	$3,326,037	$3,228,104	$2,995,147
Adjustments resulting from:
State tax—net of federal tax benefit	465	-	-
Tax-exempt loan and investment income	(396,850)	(411,350)	(282,942)
Income on bank owned life insurance	(378,716)	(233,002)	(169,646)
Other	164,790	108,424	(35,635)

Total	$2,715,726	$2,692,176	$2,506,924

Effective income tax rate	27.8%	28.4%	28.5%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Allowance for loan losses	$615,781	$544,888
Deferred compensation	1,624,419	1,503,835
Unrealized loss on securities available-for-sale	-	1,072,467
Property and equipment	90,375	19,157

Total deferred tax assets	2,330,575	3,140,347

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(102,538)	-
Deferred loan fees	(319,199)	(313,063)
Other	(16,787)	(18,568)

Total deferred tax liabilities	(438,524)	(331,631)

Net deferred tax asset	$1,892,051	$2,808,716

The Bank uses the specific charge-off method for computing reserves for bad debts.  The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million.  Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs.  Retained earnings at December 31, 2007 and 2006 include approximately $3,250,000 representing bad debt deductions for which no deferred income tax has been provided.  This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.

14.	PENSION AND PROFIT SHARING PLANS

Deferred Compensation Plans
The Company maintains an executive deferred compensation plan for selected executive officers under which the Board of Directors may elect to contribute a portion of the Company’s net profits. In December 2005, the Board of Directors elected to freeze this plan retroactive to January 1, 2005, such that no further contributions will be made on behalf of the executive officers under the plan. The Board of Directors took this action upon its review of the total compensation programs available to the Company’s executive officers, including the increased benefits available as a result of the equity compensation plans adopted by the Company’s shareholders in June 2005. The Company also maintains a board of directors deferred compensation plan into which the Board of Directors may elect to contribute a percentage of their board fees. The expense relating to these plans was approximately $1,000, $2,000, and $38,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The liability for these plans at December 31, 2007 and 2006 was approximately $1.2 million and $1.2 million, respectively.

Supplemental Retirement Plan
The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The funded status of the plan is as follows:

	December 31,
	2007	2006

Fair value of plan assets	$-	$-
Benefit obligations	2,739,189	2,552,581
Funded status	$(2,739,189)	$(2,552,581)

Net amount recognized	$(2,739,189)	$(2,552,581)

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive loss, net of tax, as follows:

	December 31,
	2007	2006

Amount recognized in accumulated
other comprehensive loss for:
Net actuarial loss	$47,326	$70,968
Prior service cost	377,114	457,584
Total recognized in accumulated
other comprehensive loss	$424,440	$528,552

The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2007	2006	2005

Components of net periodic pension cost:
Service cost	$131,928	$128,874	$107,755
Interest cost	144,051	130,132	131,324
Expected return on assets	-	-	-
Amortization of prior service cost	121,925	121,925	121,925

Net periodic pension cost	$397,904	$380,931	$361,004

Other changes in plan assets and benefit
obligations recognized in accumulated
other comprehensive loss:
SFAS No. 158 recognition of deferred costs,
net of tax benefit of $272,284	-	528,552	-
Net gain	(35,821)	-	-
Amortization of prior service costs	(121,925)	-	-
Total recognized in accumulated other
comprehensive loss	(157,746)	528,552	-
Total recognized in net periodic pension cost and
accumulated other comprehensive loss	$240,158	$909,483	$361,004

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Year Ended December 31,
	2007	2006	2005

Discount rate	5.75%	5.55%	5.55%
Rate of return on assets	n/a	n/a	n/a
Rate of increase in future board fees/salary levels	4.00%	4.00%	4.00%

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008 are as follows:

Prior service cost	$(121,925)
Total amount recognized	$(121,925)

401(k) Plan
The Company also maintains a 401(k) retirement plan for substantially all of its employees. Certain senior officers of the Bank have been designated as Trustees of the 401(k) plan. For the years ended December 31, 2006 and 2005, the Company matched 100% of an employee’s contribution up to 5% of the employee’s annual gross compensation. Beginning January 1, 2007, this match was reduced to 50% of the employee’s contribution, but the limit was raised to 6% of the employee’s annual gross compensation. The Board of Directors took these actions upon its review of the total compensation programs available to the Company’s employees, including the increased benefits available as a result of the Company’s second-step conversion completed in June 2007. The expense incurred for this plan was approximately $112,000, $175,000, and $181,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At December 31, 2007, the ESOP held approximately 1.8 million unallocated shares of Company common stock with a fair value of $17.2 million of which approximately 96,000 shares were committed-to-be-released. At December 31, 2007, the ESOP also held approximately 122,000 allocated shares with a fair value of $1.1 million. During the year ended December 31, 2007, approximately 96,000 shares were committed-to-be-released to participants, resulting in recognition of approximately $969,000 in compensation expense. These shares were subsequently released to participants’ accounts in the first quarter of 2008. During the years ended December 31, 2006 and 2005, approximately 38,000 shares were committed-to-be-released to participants each year, resulting in recognition of approximately $563,000 and $475,000 in compensation expense, respectively. These shares were subsequently released to participants’ accounts in the first quarters of 2007 and 2006, respectively.

Rabbi Trust
During 2004, the Company established a rabbi trust to fund certain benefit plans. An officer of the Bank has been designated as Trustee of the trust. As a result of the second-step conversion, shares of Abington Community Bancorp held by the trust were converted to shares of Company common stock. Approximately 172,000 shares of the Company’s common stock (as adjusted) were purchased for $1.1 million by this trust in December 2004 for the benefit of certain officers and directors that acquired shares through our deferred compensation plans. Approximately 7,500 additional shares were purchased for $75,000 in June 2007. In addition to these purchases, approximately 4,000 shares (as adjusted) have been acquired by participants through the Company’s dividend reinvestment plan. Distributions are made to participants as payments are required under certain benefit plans of the Company. Distributions are made in cash, to the extent cash is available, or in shares of Company stock when the trust does not hold a sufficient cash balance for the benefiting participant. Company stock is not sold by the trust to make cash distributions. As of December 31, 2007, the trust holds approximately 177,000 shares of the Company’s common stock as well as an additional $22,000 in cash. The assets of the trust are sufficient to cover the liabilities of the Company’s executive deferred compensation plan and board of directors deferred compensation plan.

Recognition and Retention Plan
In June 2005, the shareholders of Abington Community Bancorp approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 Trust”) acquired 457,056 shares (adjusted for the second-step conversion exchange ratio) of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share (as adjusted). The Company made sufficient contributions to the 2005 Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 Trust have been granted to certain officers, employees and directors of the Company. 2005 RRP shares generally vest at the rate of 20% per year over five years.

In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) will acquire 520,916 shares of the Company’s common stock in the open market. The Company will make sufficient contributions to the 2007 Trust to fund the purchase of these shares. Pursuant to the terms of the plan, 517,200 shares acquired by the 2007 Trust were granted to certain officers, employees and directors of the Company in January 2008, with 3,716 shares remaining available for future grant. 2007 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2005 RRP as of December 31, 2007, 2006 and 2005, and changes during the years ended December 31, 2007, 2006 and 2005 are presented below. The number of shares and weighted average grant date fair value for all periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2007		2006		2005
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value
Nonvested at the
beginning of the year	366,285	$7.54	457,056	$7.52	-	$-
Granted	-	-	3,200	10.18	461,056	7.52
Vested	(91,411)	7.54	(90,771)	7.52	-	-
Forfeited	-	-	(3,200)	7.51	(4,000)	7.51
Nonvested at the
end of the year	274,874	$7.54	366,285	$7.54	457,056	$7.52

Compensation expense on 2005 RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2007, 2006 and 2005, approximately 91,000, 91,000 and 45,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares. During years ended December 31, 2007, 2006 and 2005, approximately $689,000, $680,000 and $333,000, respectively, was recognized in compensation expense for the plan. During the years ended December 31, 2007, 2006, and 2005, a tax benefit of approximately $305,000, $281,000 and $113,000, respectively, was recognized from the plan. As of December 31, 2007, approximately $1.7 million in additional compensation expense is scheduled to be recognized over the remaining lives of the 2005 RRP awards. At December 31, 2007, the weighted average remaining lives of the 2005 RRP awards is approximately 2.6 years. The compensation expense for the 2007 RRP awards, which is schedule to be recognized ratably over the five year vesting period beginning in January 2008, is approximately $4.7 million.

Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of December 31, 2007, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan of which 7,460 shares remain available for grant.

In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. Under the 2008 Option Plan, a total of 1,302,990 shares of common stock have been reserved for future issuance of which 1,247,500 shares were granted in January 2008 and of which 55,490 shares remain available for future grant.

A summary of the status of the Company’s stock options under the 2005 Option Plan as of December 31, 2007, 2006 and 2005, and changes during the years ended December 31, 2007, 2006 and 2005 are presented below. The number of options and weighted average exercise price for all periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2007		2006		2005
	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price	Number of shares	Weighted Average Exercise Price
Outstanding at the
beginning of the year	1,065,680	$7.62	1,029,200	$7.52	-	$-
Granted	69,500	9.63	40,240	10.18	1,033,760	7.52
Exercised	-	-	-	-	-	-
Forfeited	-	-	(3,760)	7.51	(4,560)	7.51
Outstanding at the
end of the year	1,135,180	$7.74	1,065,680	$7.62	1,029,200	$7.52
Exercisable at the
end of the year	418,224	$7.57	205,088	$7.52	-	$-

The following table summarizes all stock options outstanding under the 2005 Option Plan as of December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(in years)

$7.51	1,018,240	$7.51	7.5	407,296	$7.51
8.35	7,200	8.35	7.9	2,880	8.35
9.63	69,500	9.63	9.7	-	-
10.18	40,240	10.18	8.9	8,048	10.18

Total	1,135,180	$7.74	7.7	418,224	$7.57

Intrinsic value	$1,932,034			$772,813

The estimated fair value of options granted during 2007, 2006 and 2005, was $2.80, $2.69 and $1.80 per share, respectively. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used. The fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2007	2006	2005

Dividend yield	1.87%	1.47%	1.67%
Expected volatility	29.47%	23.38%	23.62%
Risk-free interest rate	3.97 - 4.49%	4.14 - 4.61%	3.74 - 4.34%
Expected life of options	6 years	6 years	3 - 7 years

The estimated fair value of options granted in January 2008 was $2.13 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Dividend yield	1.88%
Expected volatility	23.25%
Risk-free interest rate	3.13 - 3.49%
Expected life of options	4 - 7 years

The dividend yield was calculated based on the dividend amount and stock price existing at the grant date taking into consideration expected increases in the dividend and stock price over the lives of the options. The actual dividend yield may differ from this assumption. The risk-free interest rate used was based on the rates of treasury securities with maturities equal to the expected lives of the options.

As the Company has a limited history of granting option awards, management made certain assumptions regarding the exercise behavior of recipients without the use of any prior exercise behavior as a basis.  Assumptions of exercise behavior were made on an individual basis for directors and executive officers and general assumptions were made for the remainder of employees. In making these assumptions, management considered the age and financial status of recipients in addition to other qualitative factors.

For our initial stock option awards granted in July and December 2005, it was determined that the historical volatility of our stock price would not provide a reliable basis for determining the expected future volatility of our stock price, due to the relatively short time period for which the Company had had its common stock outstanding to the public. Accordingly, management determined that the volatility used in the option pricing model at that time should be based on the volatilities of comparable companies. Management engaged a third party to assist in performing the task of selecting comparable companies and determining the volatility of their stock. The volatility used by the Company was based on the average historical volatilities of these comparable companies. For our stock options awarded in November 2006 and August 2007, a more extensive stock price history was available. Consequently, for these awards it was determined that the historical volatility would be the most reliable estimate of future stock volatility.

During the years ended December 31, 2007, 2006 and 2005, approximately $405,000, $370,000 and $181,000, respectively, was recognized in compensation expense for the 2005 Option Plan. During the years ended December 31, 2007, 2006 and 2005, a tax benefit of approximately $37,000, $36,000 and $18,000, respectively, was recognized from the plan. At December 31, 2007, approximately $1.2 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense is scheduled to be recognized is approximately 2.8 years. The compensation expense for awards under the 2007 Option Plan, which is schedule to be recognized ratably over the five year vesting period beginning in January 2008, is approximately $2.7 million.

15.	COMMITMENTS AND CONTINGENCIES

The Bank had approximately $5.0 million in outstanding mortgage loan commitments at December 31, 2007. The commitments are expected to be funded within 90 days with $4.3 million in fixed rates ranging from 5.75% to 6.75%. These loans are not originated for resale. Also outstanding at December 31, 2007 were unused lines of credit totaling approximately $65.2 million.

The Bank had approximately $3.6 million in outstanding mortgage loan commitments at December 31, 2006. The commitments are expected to be funded within 90 days with $3.4 million in fixed rates ranging from 5.75% to 6.25%. These loans are not originated for resale. Also outstanding at December 31, 2006 were unused lines of credit totaling approximately $69.1 million.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year. At December 31, 2007 and December 31, 2006, the Bank had letters of credit outstanding of approximately $17.2 million and $16.3 million, respectively, of which $15.8 million and $14.8 million, respectively, were standby letters of credit.  At December 31, 2007 and 2006, the uncollateralized portion of the letters of credit extended by the Bank was approximately $97,000 in both year, all of which was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit is not material as of December 31, 2007 and 2006.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At December 31, 2007, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

16.	REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. The Company had also been subject to such requirements prior to our second-step conversion in June 2007, in which we converted to a savings and loan holding company. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators, that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2007, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2007 the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I risk-based, total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s and the Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well Capitalized
			Required for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2007:
Total Capital
(to Risk Weighted Assets)
The Company	N/A	N/A	N/A	N/A	N/A	N/A
The Bank	168,237	24.49	55,000	8.00	$69,000	10.00%
Tier I Capital
(to Risk Weighted Assets)
The Company	N/A	N/A	N/A	N/A	N/A	N/A
The Bank	166,426	24.22	27,000	4.00	41,000	6.00
Tier I Capital
(to Average Assets)
The Company	N/A	N/A	N/A	N/A	N/A	N/A
The Bank	166,426	15.45	43,000	4.00	54,000	5.00

As of December 31, 2006:
Total Capital
(to Risk Weighted Assets)
The Company	$118,228	20.29%	$47,000	8.00%	N/A	N/A
The Bank	97,686	16.77	47,000	8.00	$58,000	10.00%
Tier I Capital
(to Risk Weighted Assets)
The Company	116,625	20.01	23,000	4.00	N/A	N/A
The Bank	96,083	16.49	23,000	4.00	35,000	6.00
Tier I Capital
(to Average Assets)
The Company	116,625	12.80	36,000	4.00	N/A	N/A
The Bank	96,083	10.54	36,000	4.00	46,000	5.00

The following table reconciles the Company’s and the Bank’s GAAP capital to their regulatory capital as of the dates indicated:

	December 31,
	2007		2006
	Bank	Company	Bank	Company
	(In Thousands)

Total equity capital	$166,299	N/A	$93,560	$114,102
LESS:
Net unrealized gain (loss) on AFS securities	199	N/A	(2,082)	(2,082)
Net unrealized loss on equity securities	93	N/A	81	81
Net unrecognized deferred compensation costs	(424)	N/A	(528)	(528)
Disallowed servicing assets	5	N/A	6	6

Tier 1 Capital	$166,426	N/A	$96,083	$116,625

Allowance for loan losses includible
in Tier 2 capital	1,811	N/A	1,603	1,603

Total risk-based capital	$168,237	N/A	$97,686	$118,228

17.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$68,055	$68,055	$44,565	$44,565
Investment securities	119,172	119,437	94,882	94,919
Mortgage-backed securities	140,016	139,751	134,166	131,980
Loans receivable—net	682,038	679,622	605,063	606,088
FHLB stock	10,959	10,959	11,241	11,241
Accrued interest receivable	4,978	4,978	4,366	4,366

Liabilities:
Deposits	$609,613	$588,764	$587,002	$557,384
Advances from Federal
Home Loan Bank	189,558	192,039	196,293	195,147
Other borrowed money	17,453	17,453	17,781	17,781
Accrued interest payable	3,498	3,498	2,504	2,504
Off balance sheet financial
instruments	-	-	-	-

Cash and Cash Equivalents—For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment and Mortgage-Backed Securities—The fair value of investment securities and mortgage-backed securities is based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

Loans Receivable—The fair value of loans is estimated based on present value using approximate current entry-value interest rates applicable to each category of such financial instruments.

FHLB Stock—Although Federal Home Loan Bank (“FHLB”) Stock is an equity interest in FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is  restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Accrued Interest Receivable—The fair value is considered to be equal to the carrying amount due to the short-term nature of the assets.

Deposits—The fair value of NOW, money market deposits and passbook and club accounts is the amount reported in the consolidated financial statements. The fair value of time certificates is based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

Advances from Federal Home Loan Bank—The fair value is the amount payable on demand at the reporting date.

Other Borrowed Money—The fair value is considered to be equal to the carrying amount due to the short-term nature of the instruments.

Accrued Interest Payable—The fair value is considered to be equal to the carrying amount due to the short-term nature of the liabilities.

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2007 and 2006 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

18.	ABINGTON BANCORP, INC. (PARENT COMPANY ONLY)

Certain condensed financial information follows:

STATEMENTS OF FINANCIAL CONDITION

	December 31, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$67,242,565	$13,865,547
Investment in Abington Bank	166,298,569	93,560,272
Loans receivable	16,252,168	6,658,888
Other assets	161,258	17,517

TOTAL ASSETS	$249,954,560	$114,102,224

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$39,500	$-

STOCKHOLDERS' EQUITY

Total stockholders' equity	249,915,060	114,102,224

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$249,954,560	$114,102,224

STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005

INCOME:
Interest on loans	$761,492	$361,113	$346,045

Total income	761,492	361,113	346,045

EXPENSES:
Professional services	418,747	221,300	200,000
Other	331,498	185,375	152,000

Total expenses	750,245	406,675	352,000

INCOME (LOSS) BEFORE INCOME TAXES	11,247	(45,562)	(5,955)

EQUITY IN UNDISTRIBUTED
NET INCOME OF SUBSIDIARY	7,059,693	6,832,320	6,306,261

PROVISION FOR INCOME TAXES (BENEFIT)	4,204	(15,490)	(2,025)

NET INCOME	$7,066,736	$6,802,248	$6,302,331

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net income	$7,066,736	$6,802,248	$6,302,331
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed income of subsidiary	(7,059,693)	(6,832,320)	(6,306,261)
Changes in assets and liabilities which (used) provided cash:
Prepaid expenses and other assets	(143,741)	(15,492)	(2,025)
Accounts payable and accrued expenses	(172,368)	(320,000)	320,000

Net cash (used in) provided by operating activities	(309,066)	(365,564)	314,045

INVESTING ACTIVITIES:
Principal collected on loans	834,430	348,863	466,624
Disbursements for loans	(10,427,710)	-	(7,474,375)
Investment in Abington Bank	(67,342,794)	-	-

Net cash (used in) provided by investing activities	(76,936,074)	348,863	(7,007,751)

FINANCING ACTIVITIES:
Proceeds from stock issuance, net	134,685,585	-	-
Repayments of liabilities	-	-	(2,138,530)
Purchases of treasury stock	(104,997)	(8,317,848)	-
Payment of cash dividend	(3,958,430)	(3,439,214)	(2,294,802)

Net cash provided by (used in) financing activities	130,622,158	(11,757,062)	(4,433,332)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS	53,377,018	(11,773,763)	(11,127,038)
CASH AND CASH EQUIVALENTS—Beginning of period	13,865,547	25,639,310	36,766,348

CASH AND CASH EQUIVALENTS—End of period	$67,242,565	$13,865,547	$25,639,310

19.	CONVERSION AND REORGANIZATION TO STOCK HOLDING COMPANY

On November 30, 2006, Abington Community Bancorp, Inc. announced that Abington Community Bancorp, the Bank and Abington Mutual Holding Company had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”), which would result in Abington Community Bancorp’s and the Bank’s reorganization from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, (i) Abington Mutual Holding Company and Abington Community Bancorp would, pursuant to an election made by the Bank pursuant to Section 10(l) of the Home Owners’ Loan Act, become federally chartered savings and loan holding companies and immediately thereafter each would convert to a federal interim stock association and then merge with and into the Bank, with the Bank being the surviving entity, (ii) the Bank would merge with an interim subsidiary of a newly formed Pennsylvania corporation, Abington Bancorp, Inc. (the “Company”), (iii) the shares of common stock of Abington Community Bancorp held by persons other than Abington Mutual Holding Company (whose shares will be canceled) would be converted into shares of common stock of the New Holding Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, (iv) the Bank would issue all of its capital stock to the New Holding Company, and (v) the Company would offer and sell shares of the common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

In connection with the conversion, shares of Abington Community Bancorp’s common stock owned by Abington Mutual Holding Company were canceled and new shares of common stock, representing the approximate 57% ownership interest of Abington Mutual Holding Company, were offered for sale by the Company. Concurrent with the completion of the offering, Abington Community Bancorp’s existing public stockholders received shares of the Company’s common stock for each share of Abington Community Bancorp’s common stock they owned at that date, based on an exchange ratio to ensure that they owned approximately the same percentage of the Company’s common stock as they owned of the Abington Community Bancorp’s common stock immediately prior to the conversion.

On June 27, 2007, this second-step conversion was completed after which Abington Mutual Holding Company and Abington Community Bancorp, Inc. ceased to exist and the Company was organized as the new stock-form holding company for the Bank and successor to Abington Community Bancorp. A total of 13,965,600 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.7 million, net of offering costs of approximately $5.0 million. The Company contributed $67.3 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $10.4 million to the ESOP and the ESOP used those funds to acquire 1,042,771 shares of the Company’s common stock at $10 per share. As part of the conversion, each outstanding public share of common stock of Abington Community Bancorp, Inc. (that is, shares owned by stockholders other than Abington Mutual Holding Company) was exchanged for 1.6 shares of the Company. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 10,494,640 outstanding shares of common stock of the Company for a total of 24,460,240 outstanding shares as of the closing of the second-step conversion on June 27, 2007. Treasury stock held was cancelled.

Earnings per share and all common share amounts for prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization.

******

SUPPLEMENTARY DATA

SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents summarized consolidated quarterly data for each of the last two years.

Three Months Ended:	December 31,		September 30,		June 30,		March 31,
	(Dollars in thousands, except per share data)
2007
Total interest income	$15,027		$14,895		$13,669		$13,220
Total interest expense	7,799		7,741		7,805		7,718
Net interest income	7,228		7,154		5,864		5,502
Provision for loan losses	184		163		106		4
Net interest income after provision for loan losses	7,044		6,991		5,758		5,498
Total non-interest income	997		783		710		688
Total non-interest expense	5,122		4,824		4,543		4,197
Income before income taxes	2,919		2,950		1,925		1,989
Income taxes	797		877		516		527
Net income	$2,122		$2,073		$1,409		$1,462
Basic earnings per share	$.09		$.09		$.06		$.06	*
Diluted earnings per share	$.09		$.09		$.06		$.06	*

2006
Total interest income	$13,257		$13,075		$12,208		$11,278
Total interest expense	7,664		7,434		6,438		5,732
Net interest income	5,593		5,641		5,770		5,546
Provision for loan losses	58		120		8		--
Net interest income after provision for loan losses	5,535		5,521		5,762		5,546
Total non-interest income	715		715		751		695
Total non-interest expense	4,079		3,864		4,011		3,792
Income before income taxes	2,171		2,372		2,502		2,449
Income taxes	593		666		731		702
Net income	$1,578		$1,706		$1,771		$1,747
Basic earnings per share	$.07	*	$.07	*	$.07	*	$.07	*
Diluted earnings per share	$.07	*	$.07	*	$.07	*	$.07	*
__________________

* Earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), the Company’s principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to the Company’s management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

(b)    Internal Control over Financial Reporting

1.     Management’s Annual Report on Internal Control Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rules 13(a)-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The Company’s internal control over financial reporting as of December 31, 2007 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report which is included in the following pages.

2.     Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
  Abington Bancorp, Inc. and subsidiaries:
Jenkintown, Pennsylvania

We have audited Abington Bancorp, Inc.’s (the “Company”)  internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Abington Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, stockholders’ equity and cash flows of Abington Bancorp, Inc. and subsidiaries, and our report dated March 10, 2008 expressed an unqualified opinion.

/s/ BEARD MILLER COMPANY LLP

Beard Miller Company LLP
Harrisburg, Pennsylvania
March 10, 2008

3.     Changes in Internal Control over Financial Reporting

During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS , EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our definitive proxy statement for the annual meeting of shareholders to be held in May 2008 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission on or before April 30, 2008.

Incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank.  A copy of the Code of Conduct and Ethics may be found on the Company’s website at www.abingtonbank.com.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to “Management Compensation” and “Report of the Compensation Committee” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND    MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management.  Information regarding security ownership of certain beneficial owners and management is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2007 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 Stock Option Plan and 2005 Recognition and Retention Plan, both of which were approved by our shareholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,410,054	(1)	$7.74	(1)	7,460
Equity compensation plans not approved by security holders	- -		- -		- -
Total	1,410,054		$7.74		7,460

(1)	Includes 274,874 shares subject to restricted stock grants which were not vested as of December 31, 2007. The weighted-average exercise price excludes such restricted stock grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference to “Management Compensation - Indebtedness of Management and Related Party Transactions” in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   Documents Filed as Part of this Report:

Financial Statements:  The Consolidated Financial Statements of Abington Community Bancorp, Inc. and the Reports of Independent Registered Public Accounting Firm thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data".

Reports of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition As of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(b)    List of Exhibits

No.	Description	Location
3.1	Articles of Incorporation of Abington Bancorp, Inc.	(1)

3.2	Bylaws of Abington Bancorp, Inc.	(1)

4.0	Form of Stock Certificate of Abington Bancorp, Inc.	(2)

10.1*	Amended and Restated Employment Agreement between Abington Bancorp, Inc. and Robert W. White	(3)

10.2*	Amended and Restated Employment Agreement between Abington Savings Bank and Robert W. White	(3)

10.3*	Amended and Restated Employment Agreement between Abington Savings Bank and Jack J. Sandoski	(3)

10.4*	Amended and Restated Employment Agreement between Abington Savings Bank and Edward W. Gormley	(3)

10.5*	Amended and Restated Employment Agreement between Abington Savings Bank and Frank Kovalcheck	(3)

10.6*	Amended and Restated Employment Agreement between Abington Savings Bank and Eric L. Golden	(3)

10.7*	Abington Savings Bank Amended and Restated Executive Deferred Compensation Plan	(3)

10.8*	Abington Savings Bank Amended and Restated Directors Deferred Compensation Plan	(3)

10.9*	Abington Savings Bank Amended and Restated Board of Directors Retirement Plan	(3)

No.	Description	Location
10.10*	Abington Savings Bank Amended and Restated Supplemental Executive Retirement Plan	(3)

10.11*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan	(3)

10.12*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Recognition and Retention Plan and Trust Agreement	(3)

10.13*	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Edward W. Gormley, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden	(4)

10.14*	Abington Bancorp, Inc. 2007 Stock Option Plan	(5)

10.15*	Abington Bancorp, Inc. 2007 Recognition and Retention Plan and Trust Agreement	(5)

23.0	Consent of Beard Miller Company LLP	Filed Herewith

23.1	Consent of Deloitte & Touche LLP	Filed Herewith

31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0	Section 1350 Certifications	Filed Herewith
_____________

*	Denotes a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc., as amended (File No. 333-142543), as filed on May 2, 2007.
(2)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc. (File No. 333-142543) as filed on May 2, 2007.
(3)	Incorporated by reference from Abington Bancorp’s Current Report on Form 8-K dated as of November 28, 2007 and filed with the SEC on December 3, 2007 (File No. 0-52705).
(4)	Incorporated by reference from the Quarterly Report on Form 10-Q for Abington Bancorp, Inc. for the quarter ended September 30, 2007 and filed with the SEC on November 14, 2007 (File No. 0-52705).
(5)	Incorporated by reference to the definitive proxy statement filed by Abington Bancorp, Inc. with the SEC on December 26, 2007 (File No. 0-52705).

(c)    Financial Statement Schedules

All schedules have been omitted as the required information is not applicable or is presented in the consolidated financial statements or related notes included in Item 8 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Abington Bancorp, Inc.

By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert W. White	Chairman of the Board, President	March 14, 2008
Robert W. White	and Chief Executive Officer

/s/ Jack J. Sandoski	Senior Vice President and Chief Financial Officer	March 14, 2008
Jack J. Sandoski	(principal financial officer and principal accounting officer)

/s/ Douglas S. Callantine	Director	March 14, 2008
Douglas S. Callantine

/s/ Michael F. Czerwonka, III	Director	March 14, 2008
Michael F. Czerwonka, III

/s/ Jane Margraff Kieser	Director	March 14, 2008
Jane Margraff Kieser

/s/ Joseph B. McHugh	Director	March 14, 2008
Joseph B. McHugh

/s/ Robert John Pannepacker, Sr.	Director	March 14, 2008
Robert John Pannepacker, Sr.

/s/ G. Price Wilson, Jr.	Director	March 14, 2008
G. Price Wilson, Jr.