Form 10-Q
period 2008-03-31
ABINGTON BANCORP, INC./PA
filed 2008-05-09
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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
Yes ☐ No ☒

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 5, 2008, 24,449,972 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

TABLE OF CONTENTS

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2008	December 31, 2007

ASSETS
Cash and due from banks	$23,325,047	$22,342,499
Interest-bearing bank balances	45,530,912	45,712,962

Total cash and cash equivalents	68,855,959	68,055,461
Investment securities held to maturity (estimated fair value—2008, $20,810,251; 2007, $20,656,427)	20,390,728	20,391,268
Investment securities available for sale (amortized cost—2008, $91,243,603; 2007, $98,202,711)	92,730,585	98,780,774
Mortgage-backed securities held to maturity (estimated fair value—2008, $54,210,350; 2007, $45,627,107)	55,078,813	46,891,843
Mortgage-backed securities available for sale (amortized cost—2008, $106,032,446; 2007, $94,400,607)	107,244,647	94,124,123
Loans receivable, net of allowance for loan losses (2008, $1,850,101; 2007, $1,811,121)	693,615,876	682,038,113
Accrued interest receivable	5,017,220	4,977,909
Federal Home Loan Bank stock—at cost	10,892,400	10,958,700
Cash surrender value - bank owned life insurance	37,774,178	37,298,126
Property and equipment, net	10,850,652	10,759,799
Real estate owned	2,630,603	1,558,000
Deferred tax asset	1,256,026	1,892,051
Prepaid expenses and other assets	1,674,460	1,942,454

TOTAL ASSETS	$1,108,012,147	$1,079,668,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$41,559,242	$37,027,767
Interest-bearing	592,560,628	572,584,934

Total deposits	634,119,870	609,612,701
Advances from Federal Home Loan Bank	187,853,499	189,557,572
Other borrowed money	20,480,887	17,453,060
Accrued interest payable	4,749,787	3,498,235
Advances from borrowers for taxes and insurance	3,428,455	2,978,650
Accounts payable and accrued expenses	7,368,461	6,653,343

Total liabilities	858,000,959	829,753,561

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized, issued: 24,460,240 shares, outstanding: 24,449,526 shares	244,602	244,602
Additional paid-in capital	200,826,953	200,634,467
Treasury stock—at cost, 10,714 shares	(104,997)	(104,997)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(15,767,698)	(15,977,458)
Recognition & Retention Plan Trust (RRP)	(4,545,495)	(1,867,065)
Deferred compensation plans trust	(1,162,491)	(1,149,610)
Retained earnings	69,143,177	68,360,520
Accumulated other comprehensive income (loss)	1,377,137	(225,399)

Total stockholders’ equity	250,011,188	249,915,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,108,012,147	$1,079,668,621

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

	2008	2007

INTEREST INCOME:
Interest on loans	$10,711,406	$10,368,479
Interest and dividends on investment and mortgage-backed securities:
Taxable	2,658,306	2,309,349
Tax-exempt	296,775	212,727
Interest and dividends on other interest-earning assets	530,883	329,448

Total interest income	14,197,370	13,220,003
INTEREST EXPENSE:
Interest on deposits	4,922,109	5,178,577
Interest on Federal Home Loan Bank advances	2,247,438	2,354,977
Interest on other borrowed money	135,302	184,560

Total interest expense	7,304,849	7,718,114

NET INTEREST INCOME	6,892,521	5,501,889
PROVISION FOR LOAN LOSSES	49,140	3,607

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,843,381	5,498,282

NON-INTEREST INCOME
Service charges	381,909	397,716
Income on bank owned life insurance	476,052	178,467
Loss on sale of securities	(11,758)	—
Other income	107,081	111,267

Total non-interest income	953,284	687,450

NON-INTEREST EXPENSES
Salaries and employee benefits	2,865,186	2,327,544
Occupancy	533,941	436,810
Depreciation	196,993	184,182
Professional services	275,948	161,614
Data processing	382,590	350,676
Advertising and promotions	102,452	95,762
Other	829,110	640,234

Total non-interest expenses	5,186,220	4,196,822

INCOME BEFORE INCOME TAXES	2,610,445	1,988,910
PROVISION FOR INCOME TAXES	692,276	526,478

NET INCOME	$1,918,169	$1,462,432

BASIC EARNINGS PER COMMON SHARE	$0.09	$0.06	*
DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.06	*
BASIC AVERAGE COMMON SHARES OUTSTANDING:	22,352,051	23,361,014	*
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	22,858,601	23,956,386	*

* Earnings per share and average common shares outstanding for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

BALANCE—JANUARY 1, 2008	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	—	—	—	—	—	1,918,169	—	1,918,169
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $815,185	—	—	—	—	—	—	1,582,419	1,582,419
Amortization of unrecognized prior service costs on defined benefit pension plan, net of tax expense of $10,364							20,117	20,117

Comprehensive income								3,520,705

Cash dividends declared, ($0.05 per share)	—	—	—	—	—	(1,135,512)	—	(1,135,512)
Stock options expense	—	—	197,283	—	—	—	—	197,283
Common stock released from benefit plans	—	—	(4,797)	—	569,193	—	—	564,396
Common stock acquired by benefit plans	—	—	—	—	(3,050,744)	—	—	(3,050,744)

BALANCE—MARCH 31, 2008	24,460,240	$244,602	$200,826,953	$(104,997)	$(21,475,684)	$69,143,177	$1,377,137	$250,011,188

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Treasury Stock	Common Stock Acquired by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity

BALANCE—JANUARY 1, 2007	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	—	—	—	—	—	1,462,432	—	1,462,432
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $235,118	—	—	—	—	—	—	456,407	456,407
Amortization of unrecognized prior service costs on defined benefit pension plan, net of tax expense of $10,364							20,117	20,117

Comprehensive income								1,938,956

Cash dividends declared, ($0.04 per share)*	—	—	—	—	—	(889,866)	—	(889,866)
Stock options expense	—	—	97,740	—	—	—	—	97,740
Common stock released from benefit plans	—	—	48,470	—	310,391	—	—	358,861
Common stock acquired by benefit plans	—	—	—	—	(5,711)	—	—	(5,711)

BALANCE—MARCH 31, 2007	15,870,000	$158,700	$69,820,453	$(8,317,848)	$(9,750,005)	$65,824,780	$(2,133,876)	$115,602,204

* Dividends per share for the prior period has been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,

	2008	2007

OPERATING ACTIVITIES:
Net income	$1,918,169	$1,462,432
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	49,140	3,607
Depreciation	196,993	184,182
Share-based compensation expense	759,079	454,001
Loss on sale of investment securities	11,758	—
Deferred income tax benefit	(189,524)	(103,981)
Amortization of:
Deferred loan fees	(173,102)	(174,832)
Premiums and discounts, net	34,299	14,070
Income from bank owned life insurance	(476,052)	(178,467)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(39,311)	(338,742)
Prepaid expenses and other assets	267,994	2,024,956
Accrued interest payable	1,251,552	2,547,469
Accounts payable and accrued expenses	732,718	558,334

Net cash provided by operating activities	4,343,713	6,453,029

INVESTING ACTIVITIES:
Principal collected on loans	34,592,073	29,835,261
Disbursements for loans	(47,023,260)	(53,554,134)
Purchases of:
Mortgage-backed securities held to maturity	(9,861,264)	—
Mortgage-backed securities available for sale	(18,278,032)
Investments available for sale	(11,139,335)	(9,037,976)
Federal Home Loan Bank stock	(496,400)	(205,400)
Property and equipment	(287,846)	(850,399)
Proceeds from:
Sales and maturities of mortgage-backed securities available for sale	1,960,836	—
Maturities of investments available for sale	18,099,000	4,000,000
Principal repayments of mortgage-backed securities held to maturity	1,658,314	1,978,898
Principal repayments of mortgage-backed securities available for sale	4,655,263	3,119,893
Redemption of Federal Home Loan Bank stock	562,700	579,000
Additions to real estate owned	(95,217)	—

Net cash used in investing activities	(25,653,168)	(24,134,857)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	10,345,868	11,375,937
Net increase in certificate accounts	14,161,301	17,476,920
Net increase in other borrowed money	3,027,827	2,043,498
Advances from Federal Home Loan Bank	32,805,000	260,305,000
Repayments of advances from Federal Home Loan Bank	(34,509,073)	(270,124,125)
Net increase in advances from borrowers for taxes and insurance	449,805	317,609
Acquisition of stock for benefit plans	(3,035,263)	—
Payment of cash dividend	(1,135,512)	(889,866)

Net cash provided by financing activities	22,109,953	20,504,973

NET INCREASE IN CASH AND CASH EQUIVALENTS	800,498	2,823,145

CASH AND CASH EQUIVALENTS—Beginning of period	68,055,461	44,565,252

CASH AND CASH EQUIVALENTS—End of period	$68,855,959	$47,388,397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$6,053,297	$5,170,645

Income taxes	$130,000	$—

Non-cash transfer of loans to real estate owned	$977,386	$—

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation— Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiary, ASB Investment Co. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period.

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

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the three months ended March 31, 2008 or 2007.

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

Comprehensive Income—The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to stockholders’ equity. These amounts consist of unrealized holding gains on available for sale securities and amortization of unrecognized deferred costs of the Company’s defined benefit pension plan.

The components of other comprehensive income are as follows:

	Three Months Ended March 31,

	2008	2007

Net unrealized gain on securities arising during the period	$1,574,659	$456,407
Plus: reclassification adjustment for net losses included in net income, net of tax	7,760	—

Net unrealized gain on securities	$1,582,419	$456,407

Amortization of unrecognized prior service cost on defined benefit pension plan, net of tax	20,117	20,117

Total other comprehensive income	$1,602,536	$476,524

The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2008	December 31, 2007

Net unrealized gain on securities	$1,781,460	$199,041
Unrecognized deferred costs of defined benefit plan	(404,323)	(424,440)

Total accumulated other comprehensive income (loss)	$1,377,137	$(225,399)

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

At March 31, 2008, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. These plans are more fully described in Note 6.

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

Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2008, there were 1,357,240 antidilutive CSEs. For the three months ended March 31, 2007, there were no antidilutive CSEs. Earnings per share and average common shares outstanding for the prior period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Earnings per share were calculated as follows:

	Three Months Ended March 31,

	2008		2007

	Basic	Diluted	Basic	Diluted

Net income	$1,918,169	$1,918,169	$1,462,432	$1,462,432

Weighted average shares outstanding	22,352,051	22,352,051	23,361,014	23,361,014
Effect of common stock equivalents	—	506,550	—	595,372

Adjusted weighted average shares used in earnings per share computation	22,352,051	22,858,601	23,361,014	23,956,386

Earnings per share	$0.09	$0.08	$0.06	$0.06

Recent Accounting Pronouncements—In September 2006, the Financial Accounting Statndards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. The Company adopted this consensus effective January 1, 2008. During 2007, the Company amended its split dollar insurance agreements with employees to increase the benefits paid to those employees during their period of employment, but to discontinue any postretirement benefits. As a result of the amendments to those agreements, the adoption of this consensus did not have any effect on our consolidated financial position or results of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted this statement as of January 1, 2008. This adoption did not have any effect on our consolidated financial position or results of operations.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company adopted this consensus effective January 1, 2008. The adoption did not have a material effect on our consolidated financial position or results of operations.

In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted this statement as of January 1, 2008. The adoption did not have a material effect on the Company’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statements No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance, and cash flows. This statement is effective for financial statements issued for periods beginning after November 15, 2008. The Company is continuing to evaluate the impact of this statement, but does not expect that the guidance will have any effect on our consolidated financial position or results of operations.

Reclassifications—Certain items in the 2007 consolidated financial statements have been reclassified to conform to the presentation in the 2008 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

2.	INVESTMENT SECURITIES

          The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity March 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Municipal bonds	$20,390,728	$421,244	$(1,721)	$20,810,251

Total debt securities	$20,390,728	$421,244	$(1,721)	$20,810,251

	Available for Sale March 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Agency bonds	$70,881,925	$1,439,603	$—	$72,321,528
Corporate bonds and commercial paper	4,455,337	3,315	(35,717)	4,422,935
Municipal bonds	12,168,012	226,066	(20,188)	12,373,890
Certificates of deposit	486,000	—	—	486,000

Total debt securities	87,991,274	1,668,984	(55,905)	89,604,353

Equity securities:
Common stock	10	242	—	252
Mutual funds	3,252,319	—	(126,339)	3,125,980

Total equity securities	3,252,329	242	(126,339)	3,126,232

Total	$91,243,603	$1,669,226	$(182,244)	$92,730,585

	Held to Maturity December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Municipal bonds	$20,391,268	$265,159	$—	$20,656,427

Total debt securities	$20,391,268	$265,159	$—	$20,656,427

	Available for Sale December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Debt securities:
Agency bonds	$84,882,467	$675,585	$(70,210)	$85,487,842
Corporate bonds and commercial paper	3,483,768	6,446	(11,449)	3,478,765
Municipal bonds	6,035,410	71,374	(280)	6,106,504
Certificates of deposit	585,000	—	—	585,000

Total debt securities	94,986,645	753,405	(81,939)	95,658,111

Equity securities:
Common stock	10	310	—	320
Mutual funds	3,216,056	—	(93,713)	3,122,343

Total equity securities	3,216,066	310	(93,713)	3,122,663

Total	$98,202,711	$753,715	$(175,652)	$98,780,774

There were no sales of debt or equity securities during the three months ended March 31, 2008 or 2007.

No impairment charge was recognized on investment securities during the three months ended March 31, 2008 or 2007.

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

	March 31, 2008

	Available for Sale		Held to Maturity

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Due in one year or less	$5,478,241	$5,480,605	$—	$—
Due after one year through five years	60,952,585	62,151,006	—	—
Due after five years through ten years	21,560,448	21,972,742	—	—
Due after ten years	—	—	20,390,728	20,810,251

Total	$87,991,274	$89,604,353	$20,390,728	$20,810,251

          The table below sets forth investment securities which had an unrealized loss position as of March 31, 2008:

	Less than 12 months		More than 12 months

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity:
Municipal bonds	$(1,721)	$403,279	$—	$—

Total securities held to maturity	(1,721)	403,279	—	—

Securities available for sale:
Municipal bonds	$(20,188)	$2,019,166	$—	$—
Other securities	(34,594)	2,925,280	(127,462)	3,624,815

Total securities available for sale	(54,782)	4,944,446	(127,462)	3,624,815

Total	$(56,503)	$5,347,725	$(127,462)	$3,624,815

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2007:

	Less than 12 months		More than 12 months

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale:
Agency bonds	$—	$—	$(70,210)	$14,429,790
Municipal bonds	(280)	254,535	—	—
Other securities	(7,218)	987,130	(97,944)	3,618,008

Total securities available for sale	$(7,498)	$1,241,665	$(168,154)	$18,047,798

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2008, investment securities in a gross unrealized loss position for twelve months or longer consisted of three securities having an aggregate depreciation of 3.4% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at March 31, 2008, consisted of four securities having an aggregate depreciation of 1.1% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and (with the exception of equity securities) they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates decline. The unrealized losses on the equity securities that do not have maturities or principal payments are also primarily related to market interest rates, as well as to the current market environment surrounding these securities. Management of the Company believes that the value of these securities will also recover over time as long-term market interest rates move and as the market environment improves. The current decline in these equity securities is less than 4.0% below the Company’s cost basis. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost.

3.	MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity March 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

FNMA pass-through certificates	$29,185,256	$128,877	$(268,542)	$29,045,591
FHLMC pass-through certificates	13,870,330	—	(290,265)	13,580,065
Collateralized mortgage obligations	12,023,227	5,233	(443,766)	11,584,694

Total	$55,078,813	$134,110	$(1,002,573)	$54,210,350

	Available for sale March 31, 2008

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

GNMA pass-through certificates	$3,291	$421	$—	$3,712
FNMA pass-through certificates	35,975,615	449,082	(5,385)	36,419,312
FHLMC pass-through certificates	58,809,345	709,688	(159,765)	59,359,268
Collateralized mortgage obligations	11,244,195	227,589	(9,429)	11,462,355

Total	$106,032,446	$1,386,780	$(174,579)	$107,244,647

	Held to Maturity December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

FNMA pass-through certificates	$20,236,408	$—	$(479,332)	$19,757,076
FHLMC pass-through certificates	14,284,056	—	(431,116)	13,852,940
Collateralized mortgage obligations	12,371,379	19,205	(373,493)	12,017,091

Total	$46,891,843	$19,205	$(1,283,941)	$45,627,107

	Available for sale December 31, 2007

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

GNMA pass-through certificates	$318,366	$12,954	$(239)	$331,081
FNMA pass-through certificates	21,441,471	155,943	(105,997)	21,491,417
FHLMC pass-through certificates	60,765,390	239,573	(637,497)	60,367,466
Collateralized mortgage obligations	11,875,380	112,742	(53,963)	11,934,159

Total	$94,400,607	$521,212	$(797,696)	$94,124,123

During the three months ended March 31, 2008 a gross loss of approximately $12,000 was recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $753,000. There were no sales of mortgage-backed securities during the three months ended March 31, 2007.

No impairment charge was recognized on mortgage-backed securities during the three months ended March 31, 2008 and 2007.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of March 31, 2008:

	Less than 12 months		More than 12 months

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity:
FNMA pass-through certificates	$—	$—	$(268,542)	$12,668,293
FHLMC pass-through certificates	—	—	(290,265)	13,580,065
Real estate mortgage investment conduits	—	—	(443,766)	10,641,640

Total securities held to maturity	—	—	(1,002,573)	36,889,998

Securities available for sale:
FNMA pass-through certificates	$(1,834)	$165,844	$(3,551)	$115,678
FHLMC pass-through certificates	—	—	(159,765)	11,500,192
Real estate mortgage investment conduits	—	—	(9,429)	728,615

Total securities available for sale	(1,834)	165,844	(172,745)	12,344,485

Total	$(1,834)	$165,844	$(1,175,318)	$49,234,483

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2007:

	Less than 12 months		More than 12 months

	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity:
FNMA pass-through certificates	$—	$—	$(479,332)	$19,757,076
FHLMC pass-through certificates	—	—	(431,116)	13,852,940
Collateralized mortgage obligations	—	—	(373,493)	11,060,065

Total securities held to maturity	—	—	(1,283,941)	44,670,081

Securities available for sale:
GNMA pass-through certificates	(239)	48,119	—	—
FNMA pass-through certificates	(71,928)	7,898,284	(34,069)	5,342,063
FHLMC pass-through certificates	(9,753)	5,321,623	(627,744)	37,492,936
Collateralized mortgage obligations	—	—	(53,963)	4,140,352

Total securities available for sale	(81,920)	13,268,026	(715,776)	46,975,351

Total	$(81,920)	$13,268,026	$(1,999,717)	$91,645,432

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 24 securities having an aggregate depreciation of 4.3% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at March 31, 2008, consisted of one security having an aggregate depreciation of 1.1% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates decline. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost.

4.	LOANS RECEIVABLE - NET

Loans receivable consist of the following:

	March 31, 2008	December 31, 2007

One-to four-family residential	$435,882,262	$424,141,281
Multi-family residential and commercial	72,063,057	77,137,944
Construction	174,572,027	168,711,266
Home equity lines of credit	26,979,266	33,091,306
Commercial business loans	32,272,202	29,373,909
Consumer non-real estate loans	6,287,616	7,913,758

Total loans	748,056,430	740,369,464

Less:
Construction loans in process	(51,978,111)	(55,798,973)
Deferred loan fees, net	(612,342)	(721,257)
Allowance for loan losses	(1,850,101)	(1,811,121)

Loans receivable—net	$693,615,876	$682,038,113

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007

Balance—beginning of year	$1,811,121	$1,602,613
Provision for loan losses	49,140	457,192
Charge-offs	(16,469)	(275,321)
Recoveries	6,309	26,637

(Charge-offs)/recoveries—net	(10,160)	(248,684)

Balance—end of period	$1,850,101	$1,811,121

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

As of March 31, 2008 and December 31, 2007, the recorded investment in loans that were considered to be impaired was as follows.

	March 31 2008	December 31, 2007

Impaired collateral-dependent loans	$467,869	$1,445,255

Average balance of impaired loans	$1,305,346	$3,996,347

Interest income recognized on impaired loans	$—	$175,950

As a result of the Company’s measurement of impaired loans, no allowance for loan losses was established for the impaired loans recorded at March 31, 2008 or December 31, 2007. No reserve was considered necessary based on the appraised values of the properties collateralizing these loans, as well as the value of additional collateral available.

Non-accrual loans at March 31, 2008 and December 31, 2007, amounted to approximately $468,000 and $1.4 million, respectively. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 120 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at March 31, 2008 and December 31, 2007, amounted to approximately $561,000 and $1.6 million, respectively. Real estate owned at March 31, 2008 and December 31, 2007 amounted to approximately $2.6 million and $1.6 million, respectively. During the first quarter of 2008, the collateral property underlying three commercial real estate loans to one borrower was acquired as real estate owned at a value of approximately $977,000. These loans had previously been classified as non-accrual. No loss was recognized in conjunction with these acquisitions.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the three months ended March 31, 2008 and 2007 no cash basis interest income was recognized. Interest income foregone on non-accrual loans for the three months ended March 31, 2008 and 2007 was approximately $24,000 and $54,000, respectively.

5.	DEFERRED INCOME TAXES

Items that gave rise to significant portions of the deferred tax balances are as follows:

	March 31, 2008	December 31, 2007

Deferred tax assets:
Allowance for loan losses	$629,034	$615,781
Deferred compensation	1,776,037	1,624,419
Property and equipment	101,933	90,375

Total deferred tax assets	2,507,004	2,330,575

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(917,723)	(102,538)
Deferred loan fees, net	(316,700)	(319,199)
Other	(16,555)	(16,787)

Total deferred tax liabilities	(1,250,978)	(438,524)

Net deferred tax asset	$1,256,026	$1,892,051

6.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS

In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, which was frozen retroactive to January 1, 2005, a board of directors deferred compensation plan for directors, and a 401(k) retirement plan for substantially all of its employees. Further detail of these plans can be obtained from the Company’s Annual Report on Form 10-K for the period ended December 31, 2007.

Supplemental Retirement Plan

The Company maintains a nonqualified, unfunded, defined benefit pension plan for the Board of Directors and certain officers. The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive income (loss) are as follows:

	Three Months Ended March 31,

	2008	2007

Components of net periodic pension cost:
Service cost	$35,623	$35,586
Interest cost	38,896	35,933
Expected return on assets	—	—
Amortization of prior service cost	30,481	30,481

Net periodic pension cost	$105,000	$102,000

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss):
Amortization of prior service cost	(20,117)	(20,117)

Total recognized in accumulated other comprehensive income (loss)	(20,117)	(20,117)

Total recognized in net periodic pension cost and accumulated other comprehensive income (loss)	$84,883	$81,883

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Three Months Ended March 31,

	2008	2007

Discount rate	5.89%	5.75%
Rate of return on assets	n/a	n/a
Rate of increase in future board fees/salary levels	4.00%	4.00%

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive income (loss), net of tax, as follows:

	March 31, 2008	December 31, 2007

Amount recognized in accumulated other comprehensive income (loss) for:
Net actuarial loss	$(47,326)	$(47,326)
Prior service cost	(356,997)	(377,114)

Total recognized in accumulated other comprehensive income (loss)	$(404,323)	$(424,440)

Employee Stock Ownership Plan

In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At March 31, 2008, the ESOP held approximately 1.8 million unallocated shares of Company common stock with a fair value of $17.9 million and approximately 122,000 allocated shares with a fair value of $1.3 million. During the three-month periods ended March 31, 2008 and 2007 approximately 24,000 and 15,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $233,000 and $184,000 in compensation expense, respectively.

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

In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) will acquire 520,916 shares of the Company’s common stock in the open market. The Company will make sufficient contributions to the 2007 Trust to fund the purchase of these shares. As of March 31, 2008, the 2007 Trust had acquired 304,401 shares for approximately $3.0 million, an average price of $9.97 per share. Pursuant to the terms of the plan, 517,200 shares acquired by the 2007 Trust were granted to certain officers, employees and directors of the Company in January 2008, with 3,716 shares remaining available for future grant. 2007 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2005 and 2007 RRP as of March 31, 2008 and 2007, and changes during the three months ended March 31, 2008 and 2007 are presented below. The number of shares and weighted average grant date fair value for the prior period have been adjusted for the exchange ratio as a result of our second-step conversion:

	Three Months Ended March 31,

	2008		2007

	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value

Nonvested at the beginning of the year	274,874	$7.54	366,285	$7.54
Granted	517,200	9.11	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Nonvested at the end of the period	792,074	$8.57	366,285	$7.54

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three-month periods ended March 31, 2008 and 2007, approximately 40,000 and 23,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $329,000 and $172,000 in compensation expense, respectively. A tax benefit of approximately $112,000 and $59,000, respectively, was recognized during these periods. As of March 31, 2008, approximately $6.1 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2008, the weighted average remaining lives of the RRP awards was approximately 3.9 years.

Stock Options

In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2008, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan of which 7,460 shares remain available for grant.

In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2008, a total of 1,302,990 shares of common stock have been reserved for future issuance pursuant to the 2007 Option Plan of which 1,247,500 shares were granted in January 2008 and of which 55,490 shares remain available for future grant.

A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of March 31, 2008 and 2007, and changes during the three months ended March 31, 2008 and 2007 are presented below. The number of options and weighted average exercise price for the prior period have been adjusted for the exchange ratio as a result of our second-step conversion:

	Three Months Ended March 31,

	2008		2007

	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the year	1,135,180	$7.74	1,065,680	$7.62
Granted	1,247,500	9.11	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at the end of the period	2,382,680	$8.46	1,065,680	$7.62

Exercisable at the end of the period	418,224	$7.57	205,088	$7.52

The following table summarizes all stock options outstanding (as adjusted for the exchange ratio) under the Option Plan as of March 31, 2008:

	Options Outstanding			Options Exercisable

Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price

			(in years)

$7.51	1,018,240	$7.51	7.3	407,296	$7.51
8.35	7,200	8.35	7.7	2,880	8.35
9.11	1,247,500	9.11	9.8	—	—
9.63	69,500	9.63	9.4	—	—
10.18	40,240	10.18	8.6	8,048	10.18

Total	2,382,680	$8.46	8.7	418,224	$7.57

Intrinsic value	$4,438,502			$1,151,302

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

The expected volatility was based on and calculated from the historical volatility of our stock, as it was determined that this would be the most reliable estimate of future stock volatility. The actual future volatility may differ from our historical volatility.

During the three months ended March 31, 2008 and 2007, approximately $197,000 and $98,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $18,000 and $9,000, respectively, was recognized during each of these periods. At March 31, 2008, approximately $3.7 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.0 years.

7.	COMMITMENTS AND CONTINGENCIES

The Bank had approximately $8.8 million in outstanding mortgage loan commitments at March 31, 2008. The commitments are expected to be funded within 90 days with approximately $8.8 million in fixed rate loans with interest rates ranging from 5.375% to 6.5%. The Bank had approximately $5.0 million in outstanding mortgage loan commitments at December 31, 2007. These loans were not originated for resale. Also outstanding at March 31, 2008 and December 31, 2007, were unused lines of credit totaling approximately $66.2 million and $65.2 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At March 31, 2008 and December 31, 2007, the Bank had letters of credit outstanding of approximately $17.0 million and $17.2 million, respectively, of which $15.6 million and $15.8 million, respectively, were standby letters of credit. At March 31, 2008 and December 31, 2007, the uncollateralized portion of the letters of credit extended by the Bank was approximately $99,000 and $97,000, respectively. At March 31, 2008 and December 31, 2007, all of the uncollateralized letters of credit were for standby letters of credit.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At March 31, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

8.	FAIR VALUE MEASUREMENTS

The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Under SFAS No. 157, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

Under SFAS No. 157, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment and Mortgage-backed Securities Available for Sale—Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. Level 1 securities include equity securities such as common stock and mutual funds traded on active exchanges. Level 2 securities include corporate bonds, agency bonds, municipal bonds, certificates of deposit, mortgage-backed securities, and collateralized mortgage obligations.

Real Estate Owned—Real estate owned includes foreclosed properties securing commercial and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our current portfolio of real estate owned is comprised of such properties and, accordingly, we classify real estate owned as Level 3. Our increase in real estate owned during the quarter was due solely to additions to that category of asset. No valuation allowances or changes in value were recognized during the quarter.

The table below presents the balances of asset measured at fair value on a recurring basis:

	March 31, 2008

	Total	Level 1	Level 2	Level 3

Investments securities available for sale	$92,730,585	$3,126,232	$89,604,353	$—
Mortgage-backed securities available for sale	107,244,647	—	107,244,647	—

Total	$199,975,232	$3,126,232	$196,849,000	$—

For assets measured at fair value on a nonrecurring basis in 2008 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment an the carrying value of the related individual assets or portfolios at March 31, 2008:

	March 31, 2008

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)

Real estate owned	$2,630,603	$—	$—	$2,630,603	$—

Total	$2,630,603	$—	$—	$2,630,603	$—

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

The Company’s results of operations are primarily dependent on the results of the Bank. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, professional services expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with eleven other full service branches and six limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.

We earned net income of $1.9 million for the quarter ended March 31, 2008, representing an increase of $456,000 or 31.2% over the comparable 2007 period. Basic and diluted earnings per share increased to $0.09 and $0.08, respectively, for the quarter compared to $0.06 and $0.06, respectively, for the first quarter of 2007. Earnings per share for the 2007 period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

Net interest income was $6.9 million for the three months ended March 31, 2008, representing an increase of $1.4 million or 25.3% over the comparable 2007 period. Although our average interest rate spread decreased slightly to 1.90% for the first quarter of 2008 from 1.93% for the first quarter of 2007, our net interest margin increased 22 basis points to 2.72% for the first quarter of 2008 from 2.50% for the first quarter of 2007. Our total interest income for the three months ended March 31, 2008 increased $977,000 or 7.4% over the comparable 2007 period. Our total interest expense for the three months ended March 31, 2008 decreased $413,000 or 5.4% over the comparable 2007 period to $7.3 million, further increasing our net interest income quarter-over-quarter.

Our total non-interest income for the first quarter of 2008 amounted to $953,000, representing an increase of $266,000 or 38.7% from the first quarter of 2007. Our total non-interest expenses for the first quarter of 2008 amounted to $5.2 million, representing an increase of $989,000 or 23.6% from the first quarter of 2007.

The Company’s total assets increased $28.3 million, or 2.6%, to $1.1 billion at March 31, 2008 compared to $1.1 billion at December 31, 2007, due primarily to increases in the aggregate balance of investment and mortgage-backed securities and loans receivable. Our total deposits increased $24.5 million or 4.0% to $634.1 million at March 31, 2008 compared to $609.6 million at December 31, 2007 with growth in all types of deposit accounts. Our total stockholders’ equity increased slightly to $250.0 million at March 31, 2008 from $249.9 million at December 31, 2007.

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

Fair Value Measurements—We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Under SFAS No. 157, Fair Value Measurements, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

•

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

Under SFAS No. 157, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157. Fair value measurements for most of our assets are obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information. Substantially all of our financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2008, we did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2008 AND DECEMBER 31, 2007

The Company’s total assets increased $28.3 million, or 2.6%, to $1.1 billion at March 31, 2008 compared to $1.1 billion at December 31, 2007. Net loans receivable increased $11.6 million or 1.7% during the first quarter of 2008. The largest loan growth occurred in one- to four-family residential loans, which increased $11.7 million, and construction loans, which increased $5.9 million. Additionally, commercial business loans increased $2.9 million. These increases were partially offset by a $6.1 million decrease in home equity lines of credit, a $5.1 million decrease in multi-family residential and commercial real estate loans, and a $1.6 million decrease in consumer non-real estate loans. Our mortgage-backed securities increased $21.3 million as purchases of $28.1 million outpaced repayments, maturities and sales aggregating $8.3 million during the quarter. Our investment securities decreased $6.1 million in the aggregate due primarily to $18.0 million in calls and maturities of agency bonds partially offset by $4.0 million in purchases of additional agency bonds and $6.1 million of municipal bonds.

Our total deposits increased $24.5 million or 4.0% to $634.1 million at March 31, 2008 compared to $609.6 million at December 31, 2007. The increase was due to growth in all types of deposit accounts. Although the largest increase in absolute dollars was in certificate of deposit accounts, which grew $14.1 million during the quarter, savings and money market accounts grew $6.2 million and checking accounts grew $4.1 million, resulting in an increase of $10.3 million in core deposits. Our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $3.0 million during the first quarter of 2008. Advances from the Federal Home Loan Bank decreased $1.7 million to $187.9 million at March 31, 2008.

Our total stockholders’ equity increased slightly to $250.0 million at March 31, 2008 from $249.9 million at December 31, 2007. Our retained earnings increased $783,000 during the first quarter of 2008 as our net income of $1.9 million was partially offset by a reduction of $1.1 million resulting from the payment of our first quarter dividend of $0.05 per share. Our accumulated other comprehensive income improved to $1.4 million at March 31, 2008 from a loss of $225,000 at December 31, 2007 as a result of increased fair values of our available for sale investment and mortgage-backed securities. These increases to stockholders’ equity were partially offset by the purchase of approximately 304,000 shares of the Company’s common stock by the 2007 RRP trust for approximately $3.0 million in the aggregate, as part of the Company’s previously announced plans to fund the 2007 Recognition and Retention Plan.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2008, our cash and cash equivalents amounted to $68.9 million. In addition, at such date we had $5.5 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $200.0 million at March 31, 2008.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2008, we had certificates of deposit maturing within the next 12 months amounting to $336.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the three months ended March 31, 2008, and the year ended December 31, 2007, the average balance of our outstanding FHLB advances was $188.7 million and $183.4 million, respectively. At March 31, 2008, we had $187.9 million in outstanding FHLB advances and we had $433.9 million in additional FHLB advances available to us.

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

Our stockholders’ equity amounted to $250.0 million at March 31, 2008, a slight increase from stockholders’ equity of $249.9 million at December 31, 2007. During 2007, however, we raised $134.7 million in net proceeds received from our second-step conversion and stock offering. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. The net proceeds received by the Bank have further strengthened its capital position, which already exceeded all regulatory requirements (see table below). While these proceeds have been initially invested in short-term, liquid investments to earn a market rate of return, our long-term plan continues to be to leverage our capital through retail deposit and loan growth. Specifically, we plan to use the net proceeds received by the Bank to fund new loans, to invest in mortgage-backed securities, to finance the expansion of our business activities, including developing new branch locations and for general corporate purposes. Towards this goal, we have plans to open a new branch in Hatboro, Pennsylvania in the second quarter of 2008 after opening four new branches in 2007. Although these branches will require a period of time to generate sufficient revenues to offset their costs, our ongoing branch expansion is a key component of our long-term business strategy. The net proceeds held by the Company are on deposit with the Bank. In the long term, these proceeds may be used to invest in securities, to pay dividends to shareholders, to repurchase shares of the Company’s common stock, subject to regulatory restrictions, and to finance the possible acquisition of financial institutions or branch offices or other businesses that are related to banking. Although we currently have no plans, understandings or agreements with respect to any specific acquisitions, we are constantly considering potential opportunities to increase long-term shareholder value.

The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At

	March 31, 2008	December 31, 2007	Regulatory Minimum	To Be Well Capitalized

Capital Ratios:
Tier 1 leverage ratio	15.18%	15.45%	4.00%	5.00%
Tier 1 risk-based capital ratio	23.90	24.22	4.00	6.00
Total risk-based capital ratio	24.16	24.49	8.00	10.00

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

At March 31, 2008, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

Compensation expense on Recognition and Retention Plan shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three-month periods ended March 31, 2008 and 2007, approximately 40,000 and 23,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $329,000 and $172,000 in compensation expense, respectively. A tax benefit of approximately $112,000 and $59,000, respectively, was recognized during these periods. As of March 31, 2008, approximately $6.1 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2008, the weighted average remaining lives of the RRP awards was approximately 3.9 years.

During the three months ended March 31, 2008 and 2007, approximately $197,000 and $98,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $18,000 and $9,000, respectively, was recognized during each of these periods. At March 31, 2008, approximately $3.7 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 4.0 years.

The Company also has an employee stock ownership plan (“ESOP”). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three-month periods ended March 31, 2008 and 2007 approximately 24,000 and 15,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $233,000 and $184,000 in compensation expense, respectively.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2008 and December 31, 2007, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2008 and December 31, 2007, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $127.0 million and $126.0 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At March 31, 2008 and December 31, 2007, the Bank had letters of credit outstanding of approximately $17.0 million and $17.2 million, respectively, of which $15.6 million and $15.8 million, respectively, were standby letters of credit. At March 31, 2008 and December 31, 2007, the uncollateralized portion of the letters of credit extended by the Bank was approximately $99,000 and $97,000, respectively. At March 31, 2008 and December 31, 2007, all of the uncollateralized letters of credit were for standby letters of credit.

The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At March 31, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at March 31, 2008.

		Amount of Commitment Expiration - Per Period

	Total Amounts Committed	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years

	(In Thousands)
Letters of credit	$17,024	$15,934	$1,085	$—	$5
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	8,798	8,798	—	—	—
Unused portion of home equity lines of credit	23,488	—	—	—	23,488
Unused portion of commercial lines of credit	42,736	42,736	—	—	—
Undisbursed portion of construction loans in process	51,978	24,971	27,007	—	—

Total commitments	$144,209	$92,439	$28,092	$—	$23,678

The following table summarizes our contractual cash obligations at March 31, 2008.

		Payments Due By Period

	Total	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years

	(In Thousands)
Certificates of deposit	$428,804	$336,342	$69,941	$9,382	$13,139

FHLB advances	187,853	51,332	80,336	20,922	35,263
Repurchase agreements	20,481	20,481	—	—	—

Total debt	208,334	71,813	80,336	20,922	35,263

Operating lease obligations	7,568	813	1,712	1,568	3,475

Total contractual obligations	$644,706	$408,968	$151,989	$31,872	$51,877

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

General. We earned net income of $1.9 million for the quarter ended March 31, 2008, representing an increase of $456,000 or 31.2% over the comparable 2007 period. Basic and diluted earnings per share increased to $0.09 and $0.08, respectively, for the quarter compared to $0.06 and $0.06, respectively, for the first quarter of 2007. Earnings per share for the 2007 period have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Net interest income was $6.9 million for the three months ended March 31, 2008, representing an increase of $1.4 million or 25.3% over the comparable 2007 period. Although our average interest rate spread decreased slightly to 1.90% for the first quarter of 2008 from 1.93% for the first quarter of 2007, our net interest margin increased 22 basis points to 2.72% for the first quarter of 2008 from 2.50% for the first quarter of 2007.

Interest Income. Our total interest income for the three months ended March 31, 2008 increased $977,000 or 7.4% over the comparable 2007 period to $14.2 million, primarily as a result of growth in the average balances of all categories of interest-earning assets. The average balance of our interest-earning assets increased $132.0 million or 15.0% to $1.0 billion for the quarter ended March 31, 2008 from $882.0 million for the quarter ended March 31, 2007. This increase was partially offset by a decrease in the aggregate average yield on those assets of 40 basis points to 5.60% for the first quarter of 2008 from 6.00% for the first quarter of 2007. This decrease in yield was primarily driven by a 51 basis point decrease in the average yield on our loans receivable.

Interest Expense. Our total interest expense for the three months ended March 31, 2008 decreased $413,000 or 5.4% over the comparable 2007 period to $7.3 million, further increasing our net interest income quarter-over-quarter. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 37 basis points to 3.70% for the first quarter of 2008 from 4.07% for the first quarter of 2007. The average rate we paid on our total deposits decreased 39 basis points quarter-over-quarter, driven by a 60 basis point decrease in the average rate paid on our certificates of deposit and a 150 basis point decrease in the average rate paid on our other borrowings. The average balance of our total interest-bearing liabilities increased $30.8 million to $789.3 million for the quarter ended March 31, 2008 from $758.5 million for the quarter ended March 31, 2007. Our average deposit balance grew by $32.8 million over this same period as a result of increases in all categories of interest-bearing deposits. The average balance of our advances from the Federal Home Loan Bank (“FHLB”) decreased $4.4 million to $188.7 million for the first quarter of 2008 from $193.1 million for the first quarter of 2007. The average balance of our other borrowings increased $2.5 million or 14.0% quarter-over-quarter.

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

	Three Months Ended March 31,

	2008			2007

	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$115,881	$1,334	4.60%	$99,497	$1,113	4.47%
Mortgage-backed securities	149,002	1,621	4.35	133,274	1,409	4.23
Loans receivable(2)	688,958	10,711	6.22	615,897	10,368	6.73
Other interest-earning assets	60,135	531	3.53	33,291	330	3.97

Total interest-earning assets	1,013,976	14,197	5.60	881,959	13,220	6.00

Cash and non-interest bearing balances	22,523			17,319
Other non-interest-earning assets	57,275			29,668

Total assets	$1,093,774			$928,946

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$97,723	345	1.41	$93,463	281	1.20
Checking accounts	60,127	5	0.03	57,116	4	0.03
Certificate accounts	422,706	4,572	4.33	397,210	4,894	4.93

Total deposits	580,556	4,922	3.39	547,789	5,179	3.78
FHLB advances	188,734	2,248	4.76	193,138	2,355	4.88
Other borrowings	19,989	135	2.70	17,532	184	4.20

Total interest-bearing liabilities	789,279	7,305	3.70	758,459	7,718	4.07

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	39,987			43,482
Real estate tax escrow accounts	3,572			3,170
Other liabilities	10,791			8,846

Total liabilities	843,629			813,957
Stockholders’ equity	250,145			114,989

Total liabilities and stockholders’ equity	$1,093,774			$928,946

Net interest-earning assets	$224,697			123,500

Net interest income; average Interest rate spread		$6,892	1.90%		$5,502	1.93%

Net interest margin(3)			2.72%			2.50%

(1)

Investment securities for the 2008 period include 95 tax-exempt municipal bonds with an aggregate average balance of $29.3 million and an average yield of 4.1%. Investment securities for the 2007 period include 46 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We made a $49,000 provision for loan losses during the first quarter of 2008 compared to a provision of $4,000 during the first quarter of 2007. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Our loan portfolio at March 31, 2008 included an aggregate of $561,000 of non-performing loans compared to $1.6 million of non-performing loans at December 31, 2007. Our non-performing loans at March 31, 2008 consist primarily of one construction and one commercial real estate loan to one borrower with an aggregate balance of $468,000. During the first quarter of 2008, we foreclosed on the collateral properties underlying three other commercial real estate loans to this borrower. The aggregate balance of these loans, which had been previously placed on non-accrual status, was approximately $977,000 at the time of foreclosure. No loan balances were charged-off in conjunction with the acquisitions of these properties. At March 31, 2008, our non-performing loans amounted to 0.08% of loans receivable and our allowance for loan losses amounted to 329.8% of non-performing loans.

At March 31, 2008, the Bank’s largest construction loan was a $13.0 million loan for the construction of a 40 unit high rise residential condominium project in Center City, Philadelphia. This loan has performed in accordance with its terms since its origination in 2005, and no specific reserve is currently maintained on this loan. However, construction is behind schedule and the Bank recently approved a $1.5 million increase in the authorized loan amount to cover certain cost overruns and permit completion of the project. Management is closely monitoring this loan.

Non-interest Income. Our total non-interest income for the first quarter of 2008 amounted to $953,000, representing an increase of $266,000 or 38.7% from the first quarter of 2007. The increase was due primarily to an increase in income on bank owned life insurance (“BOLI”) of $298,000 that resulted mainly from the purchase of $20.0 million of additional BOLI during the third quarter of 2007. Partially offsetting this increase were decreases in service charge income and other non-interest income for the first quarter of 2008 compared to the first quarter of 2007, as well as a $12,000 aggregate loss on the sales of certain mortgage-backed securities during the first quarter of 2008.

Non-interest Expenses. Our total non-interest expenses for the first quarter of 2008 amounted to $5.2 million, representing an increase of $989,000 or 23.6% from the first quarter of 2007. The largest increases were in salaries and employee benefits, occupancy, professional services and other non-interest expense. Salaries and employee benefits expense increased $538,000 quarter-over-quarter, due largely to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Salaries and employee benefits expense also increased due to an additional expense of $176,000 recognized during the first quarter of 2008 as the result of the granting of awards to officers and employees under the 2007 Option Plan and the 2007 RRP, which were approved by shareholders in January 2008. Occupancy expense increased by $97,000, quarter-over-quarter, primarily as a result of our additional branches opened in Chalfont and Spring House, Pennsylvania during 2007 as well as additional equipment and computer costs for all of our facilities. The increase in professional services expense was due to increases in both legal and accounting fees. The increase in legal fees was due in part to expenses related to the special meeting of shareholders held in January 2008 as well as expenses incurred in connection with the resolution of certain non-performing loans. The increase in other non-interest expense was due largely to an additional expense of $71,000 for the issuance of awards to directors under the 2007 Option Plan and 2007 RRP. Also contributing to the increase in other non-interest expense were increases in expenses for appraisal fees, office supplies, copying, postage, and deposit premiums as well as a $17,000 expense for real estate owned.

Income Tax Expense. Income tax expense for the first quarter of 2008 amounted to $692,000 compared to $526,000 for the first quarter of 2007. Our effective tax rate held steady at 26.5% for both quarters. This occurred in part due to purchases of additional tax-exempt investments, including municipal bonds and BOLI, that allowed our tax-exempt income to increase as other sources of income were increasing. The increase in our provision for income taxes was a result of the increase in our pre-tax income.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 9.24% at March 31, 2008, compared to a negative 9.04% at December 31, 2007. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans in recent periods. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon. By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount

	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable	$277,362	$55,220	$157,058	$87,360	$118,466	$695,466
Mortgage-backed securities	31,772	19,702	44,909	22,431	42,297	161,111
Investment securities	10,548	189	17,000	41,945	41,952	111,634
Other interest-earning assets	56,423	—	—	—	—	56,423

Total interest-earning assets	$376,105	$75,111	$218,967	$151,736	$202,715	$1,024,634

Interest-bearing liabilities:
Savings and money market accounts	$15,282	$15,282	$38,139	$17,546	$15,330	$101,579
Checking accounts	—	—	—	—	62,178	62,178
Certificate accounts	312,028	73,839	20,415	9,382	13,140	428,804
FHLB advances	89,727	26,946	39,019	8,346	23,815	187,853
Other borrowed money	20,481	—	—	—	—	20,481

Total interest-bearing liabilities	$437,518	$116,067	$97,573	$35,274	$114,463	$800,895

Interest-earning assets less interest-bearing liabilities	$(61,413)	$(40,956)	$121,394	$116,462	$88,252	$223,739

Cumulative interest-rate sensitivity gap(2)	$(61,413)	$(102,369)	$19,025	$135,487	$223,739

Cumulative interest-rate gap as a percentage of total assets at March 31, 2008	(5.54)%	(9.24)%	1.72%	12.23%	20.19%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2008	85.96%	81.51%	102.92%	119.74%	127.94%

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

ITEM 4. – CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

          There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter consisted solely of purchases to fund the 2007 Recognition and Retention Plan and Trust, which is an affiliate of the Company, and are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (1)

January 1 – January 31, 2008	—	—	—	520,916
February 1 – February 29, 2008	196,038	9.88	196,038	324,878
March 1 – March 31, 2008	108,363	9.99	108,363	216,515

Total	304,401	$9.92	304,401	216,515

(1) On January 30, 2008, shareholders of the Company voted to approve the 2007 Recognition and Retention Plan and Trust Agreement (“2007 RRP”) authorizing the purchase of up to 520,916 shares of the Company’s common stock. Purchases to fund the 2007 RRP are expected to continue until the plan is fully funded.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On January 30, 2008, the Company held a Special Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors. Shareholders of record as of December 17, 2007, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.

	For	Against	Abstain	Broker Non-Votes

1. To adopt the 2007 Stock Option Plan	13,976,534	2,950,818	121,144	—

2. To adopt the 2007 Recognition and Retention Plan and Trust Agreement	14,047,147	2,875,333	126,016	—

ITEM 5.	OTHER INFORMATION

          Not applicable.

ITEM 6.	EXHIBITS

No.	Description

31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.

Date: May 9, 2008	By:	/s/ Robert W. White

Robert W. White
Chairman, President and
Chief Executive Officer

Date: May 9, 2008	By:	/s/ Jack J. Sandoski

Jack J. Sandoski
Senior Vice President and
Chief Financial Officer