Form 10-Q
period 2008-06-30
ABINGTON BANCORP, INC./PA
filed 2008-08-08
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 1, 2008, 24,435,436 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

TABLE OF CONTENTS

Page
PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Unaudited Consolidated Statements of Financial Condition as of June 30, 2008 and
December 31, 2007	1

Unaudited Consolidated Statements of Income for the Three and Six Months Ended June 30,
2008 and 2007	2

Unaudited Consolidated Statements of Stockholders’ Equity for the Six Months Ended
June 30, 2008 and 2007	3

Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30,
2008 and 2007	4

Notes to Unaudited Consolidated Financial Statements	5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS	27

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43

ITEM 4. CONTROLS AND PROCEDURES	47

PART II – OTHER INFORMATION

SIGNATURES	50

CERTIFICATIONS

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2008	December 31, 2007

ASSETS

Cash and due from banks	$24,172,775	$22,342,499
Interest-bearing deposits in other banks	29,787,157	45,712,962
Total cash and cash equivalents	53,959,932	68,055,461
Investment securities held to maturity (estimated fair
value—2008, $20,260,865; 2007, $20,656,427)	20,390,187	20,391,268
Investment securities available for sale (amortized cost—
2008, $79,364,259; 2007, $98,202,711)	79,663,334	98,780,774
Mortgage-backed securities held to maturity (estimated fair
value—2008, $65,080,014; 2007, $45,627,107)	67,455,370	46,891,843
Mortgage-backed securities available for sale (amortized cost—
2008, $119,972,188; 2007, $94,400,607)	119,962,212	94,124,123
Loans receivable, net of allowance for loan losses
(2008, $2,518,498; 2007, $1,811,121)	694,212,100	682,038,113
Accrued interest receivable	4,641,449	4,977,909
Federal Home Loan Bank stock—at cost	11,552,200	10,958,700
Cash surrender value - bank owned life insurance	38,258,101	37,298,126
Property and equipment, net	11,114,149	10,759,799
Real estate owned	2,888,270	1,558,000
Deferred tax asset	2,606,408	1,892,051
Prepaid expenses and other assets	623,625	1,942,454

TOTAL ASSETS	$1,107,327,337	$1,079,668,621

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$47,113,899	$37,027,767
Interest-bearing	594,079,110	572,584,934
Total deposits	641,193,009	609,612,701
Advances from Federal Home Loan Bank	181,752,730	189,557,572
Other borrowed money	21,125,872	17,453,060
Accrued interest payable	4,378,830	3,498,235
Advances from borrowers for taxes and insurance	5,256,114	2,978,650
Accounts payable and accrued expenses	6,049,819	6,653,343

Total liabilities	859,756,374	829,753,561

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value, 80,000,000 shares authorized,
issued: 24,460,240 shares, outstanding: 24,449,526 shares	244,602	244,602
Additional paid-in capital	201,034,255	200,634,467
Treasury stock—at cost, 10,714 shares	(104,997)	(104,997)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(15,557,938)	(15,977,458)
Recognition & Retention Plan Trust (RRP)	(6,435,071)	(1,867,065)
Deferred compensation plans trust	(1,171,029)	(1,149,610)
Retained earnings	69,754,541	68,360,520
Accumulated other comprehensive loss	(193,400)	(225,399)

Total stockholders' equity	247,570,963	249,915,060

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,107,327,337	$1,079,668,621

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

INTEREST INCOME:
Interest on loans	$10,604,448	$10,661,233	$21,315,854	$21,029,712
Interest and dividends on investment and
mortgage-backed securities:
Taxable	2,783,160	2,309,782	5,441,466	4,619,131
Tax-exempt	338,623	212,726	635,398	425,453
Interest and dividends on other interest-earning assets	293,523	485,208	824,406	814,656

Total interest income	14,019,754	13,668,949	28,217,124	26,888,952

INTEREST EXPENSE:
Interest on deposits	4,250,930	5,450,068	9,173,039	10,628,645
Interest on Federal Home Loan Bank advances	2,165,580	2,120,703	4,413,018	4,475,680
Interest on other borrowed money	94,271	234,572	229,573	419,132

Total interest expense	6,510,781	7,805,343	13,815,630	15,523,457

NET INTEREST INCOME	7,508,973	5,863,606	14,401,494	11,365,495

PROVISION FOR LOAN LOSSES	676,848	105,938	725,988	109,545

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	6,832,125	5,757,668	13,675,506	11,255,950

NON-INTEREST INCOME
Service charges	424,541	405,926	806,450	803,642
Income on bank owned life insurance	483,923	180,915	959,975	359,382
Gain on sale of securities	158,133	-	146,375	-
Impairment charge on investment securities	(330,527)	-	(330,527)	-
Other income	109,743	123,019	216,824	234,286

Total non-interest income	845,813	709,860	1,799,097	1,397,310

NON-INTEREST EXPENSES
Salaries and employee benefits	2,953,724	2,406,354	5,818,910	4,733,898
Occupancy	507,897	436,968	1,041,838	873,778
Depreciation	201,348	199,543	398,341	383,725
Professional services	310,200	296,667	586,148	458,281
Data processing	379,032	357,302	761,622	707,978
Advertising and promotions	116,019	139,199	218,471	234,961
Other	892,901	707,042	1,722,011	1,347,276

Total non-interest expenses	5,361,121	4,543,075	10,547,341	8,739,897

INCOME BEFORE INCOME TAXES	2,316,817	1,924,453	4,927,262	3,913,363

PROVISION FOR INCOME TAXES	569,942	515,542	1,262,218	1,042,020

NET INCOME	$1,746,875	$1,408,911	$3,665,044	$2,871,343

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.06	$0.16	$0.12
DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.06	$0.16	$0.12

BASIC AVERAGE COMMON SHARES OUTSTANDING:	22,131,813	23,364,752	22,241,837	23,362,893
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	22,942,871	23,907,231	22,908,601	23,931,605

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2008	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	-	-	-	-	-	3,665,044	-	3,665,044
Net unrealized holding loss on
available for sale securities
arising during the period, net
of tax benefit of $4,244	-	-	-	-	-	-	(8,236)	(8,236)
Amortization of unrecognized
prior service costs on defined
benefit pension plan, net
of tax expense of $20,727							40,235	40,235
Comprehensive income								3,697,043
Cash dividends declared,
($0.10 per share)	-	-	-	-	-	(2,271,023)	-	(2,271,023)
Stock options expense	-	-	417,669	-	-	-	-	417,669
Common stock released from
benefit plans	-	-	(17,881)	-	1,213,302	-	-	1,195,421
Common stock acquired by
benefit plans	-	-	-	-	(5,383,207)	-	-	(5,383,207)

BALANCE—JUNE 30, 2008	24,460,240	$244,602	$201,034,255	$(104,997)	$(23,164,038)	$69,754,541	$(193,400)	$247,570,963

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2007	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	-	-	-	-	-	2,871,343	-	2,871,343
Net unrealized holding loss on
available for sale securities
arising during the period, net
of tax benefit of $9,918	-	-	-	-	-	-	(19,254)	(19,254)
Amortization of unrecognized
prior service costs on defined
benefit pension plan, net
of tax expense of $20,728							40,234	40,234
Comprehensive income								2,892,323
Cash dividends declared,
($0.08 per share)	-	-	-	-	-	(1,923,092)	-	(1,923,092)
Cancellation of common stock	(15,870,000)	(158,700)	158,700	-	-	-	-	-
Issuance of common stock, net	24,460,240	244,602	134,642,301	-	-	-	-	134,886,903
Dissolution of Abington Mutual
Holding Company	-	-	4,123,098	-	-	-	-	4,123,098
Cancellation of treasury stock	-	-	(8,317,848)	8,317,848	-	-	-	-
Stock options expense	-	-	195,480	-	-	-	-	195,480
Common stock released from
benefit plans	-	-	88,247	-	620,782	-	-	709,029
Common stock acquired by
benefit plans	-	-	-	-	(10,515,104)	-	-	(10,515,104)

BALANCE—JUNE 30, 2007	24,460,240	$244,602	$200,564,221	$-	$(19,949,007)	$66,200,465	$(2,589,420)	$244,470,861

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$3,665,044	$2,871,343
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	725,988	109,545
Depreciation	398,341	383,725
Share-based compensation expense	1,607,890	899,309
Gain on sale of mortgage-backed securities	(146,375)	-
Impairment charge on investment securities	330,527	-
Deferred income tax benefit	(730,840)	(244,306)
Amortization of:
Deferred loan fees	(431,386)	(410,043)
Premiums and discounts, net	(3,509)	31,529
Income from bank owned life insurance	(959,975)	(359,382)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	336,460	(308,260)
Prepaid expenses and other assets	1,318,829	(1,965,729)
Accrued interest payable	880,595	3,722,777
Accounts payable and accrued expenses	(563,981)	446,439

Net cash provided by operating activities	6,427,608	5,176,947

INVESTING ACTIVITIES:
Principal collected on loans	115,724,530	75,645,956
Disbursements for loans	(129,170,505)	(109,358,264)
Purchases of:
Mortgage-backed securities held to maturity	(24,779,806)	-
Mortgage-backed securities available for sale	(44,782,543)	-
Investments available for sale	(23,183,691)	(19,077,531)
Federal Home Loan Bank stock	(1,492,900)	(381,400)
Property and equipment	(752,691)	(1,380,213)
Proceeds from:
Sales and maturities of mortgage-backed securities available for sale	7,354,286	-
Sales and maturities of investments available for sale	41,697,000	14,600,000
Principal repayments of mortgage-backed securities held to maturity	4,181,878	4,566,363
Principal repayments of mortgage-backed securities available for sale	12,036,658	6,478,786
Redemption of Federal Home Loan Bank stock	899,400	1,227,700
Additions to real estate owned	(352,884)	-

Net cash used in investing activities	(42,621,268)	(27,678,603)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	35,829,752	2,386,976
Net (decrease) increase in certificate accounts	(4,249,444)	18,986,225
Net increase in other borrowed money	3,672,812	4,755,386
Advances from Federal Home Loan Bank	50,610,000	372,610,000
Repayments of advances from Federal Home Loan Bank	(58,414,842)	(410,538,816)
Net increase in advances from borrowers for taxes and insurance	2,277,464	2,128,884
Acquisition of stock for benefit plans	(5,356,588)	(10,427,710)
Proceeds from stock issuance, net	-	134,886,903
Dissolution of Abington Mutual Holding Company	-	4,123,098
Payment of cash dividends	(2,271,023)	(1,923,092)

Net cash provided by financing activities	22,098,131	116,987,854

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,095,529)	94,486,198

CASH AND CASH EQUIVALENTS—Beginning of period	68,055,461	44,565,252

CASH AND CASH EQUIVALENTS—End of period	$53,959,932	$139,051,450

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$12,935,035	$11,800,680
Income taxes	$1,705,000	$1,300,000
Cancellation of treasury stock	$-	$8,317,848
Non-cash transfer of loans to real estate owned	$977,386	$-

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period.

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

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. An impairment charge on certain investment securities of approximately $331,000 was recognized during the three and six months ended June 30, 2008. No impairment charge was recognized during the three or six months ended June 30 2007.

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

Comprehensive Income—The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to stockholders’ equity. These amounts consist of unrealized holding gains or losses on available for sale securities and amortization of unrecognized deferred costs of the Company’s defined benefit pension plan.

 The components of other comprehensive (loss) income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net unrealized (loss) gain on securities
arising during the period	$(1,704,435)	$(475,661)	$(129,776)	$(19,254)
Plus: reclassification adjustment for net
losses included in net income, net of tax	113,780	-	121,540	-

Net unrealized loss on securities	$(1,590,655)	$(475,661)	$(8,236)	$(19,254)

Amortization of unrecognized prior service
cost on defined benefit pension plan,
net of tax	20,118	20,117	40,235	40,234

Total other comprehensive (loss) income	$(1,570,537)	$(455,544)	$31,999	$20,980

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2008	2007

Net unrealized gain on securities	$190,805	$199,041
Unrecognized deferred costs of defined benefit pension plan	(384,205)	(424,440)

Total accumulated other comprehensive loss	$(193,400)	$(225,399)

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

At June 30, 2008, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. These plans are more fully described in Note 6.

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

Earnings per share—Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2008, there were 1,252,240 and 1,300,240 antidilutive CSEs, respectively. For the three and six months ended June 30, 2007, there were no antidilutive CSEs. Earnings per share were calculated as follows:

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted

Net income	$1,746,875	$1,746,875	$1,408,911	$1,408,911
Weighted average shares outstanding	22,131,813	22,131,813	23,364,693	23,364,693
Effect of common stock equivalents	-	811,058	-	542,480
Adjusted weighted average shares used
in earnings per share computation	22,131,813	22,942,871	23,364,693	23,907,173

Earnings per share	$0.08	$0.08	$0.06	$0.06

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted

Net income	$3,665,044	$3,665,044	$2,871,343	$2,871,343
Weighted average shares outstanding	22,241,837	22,131,813	23,362,864	23,362,864
Effect of common stock equivalents	-	666,764	-	568,741
Adjusted weighted average shares used
in earnings per share computation	22,241,837	22,908,601	23,362,864	23,931,605

Earnings per share	$0.16	$0.16	$0.12	$0.12

Recent Accounting Pronouncements—In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statements No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial positions, financial performance, and cash flows. This statement is effective for financial statements issued for periods beginning after November 15, 2008. The Company is continuing to evaluate the impact of this statement, but does not expect that the guidance will have any effect on our consolidated financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect this statement to have any effect on our consolidated financial position or results of operations.

Reclassifications—Certain items in the 2007 consolidated financial statements have been reclassified to conform to the presentation in the 2008 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

2.        INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,390,187	$37,814	$(167,136)	$20,260,865

Total debt securities	$20,390,187	$37,814	$(167,136)	$20,260,865

	Available for Sale
	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$55,460,548	$516,805	$(68,735)	$55,908,618
Corporate bonds and
commercial paper	3,464,732	13,685	(38,377)	3,440,040
Municipal bonds	17,196,319	63,481	(187,930)	17,071,870
Certificates of deposit	288,000	-	-	288,000

Total debt securities	76,409,599	593,971	(295,042)	76,708,528

Equity securities:
Common stock	10	146	-	156
Mutual funds	2,954,650	-	-	2,954,650

Total equity securities	2,954,660	146		2,954,806

Total	$79,364,259	$594,117	$(295,042)	$79,663,334

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,391,268	$265,159	$-	$20,656,427

Total debt securities	$20,391,268	$265,159	$-	$20,656,427

	Available for Sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$84,882,467	$675,585	$(70,210)	$85,487,842
Corporate bonds and
commercial paper	3,483,768	6,446	(11,449)	3,478,765
Municipal bonds	6,035,410	71,374	(280)	6,106,504
Certificates of deposit	585,000	-	-	585,000

Total debt securities	94,986,645	753,405	(81,939)	95,658,111

Equity securities:
Common stock	10	310	-	320
Mutual funds	3,216,056	-	(93,713)	3,122,343

Total equity securities	3,216,066	310	(93,713)	3,122,663

Total	$98,202,711	$753,715	$(175,652)	$98,780,774

During the three months ended June 30, 2008, a gross gain of approximately $74,000 was recognized on the sale of certain agency bonds. Proceeds from these sales were approximately $4.1 million. There were no other sales of debt or equity securities during the six months ended June 30, 2008. There were no sales of debt or equity securities during the three or six months ended June 30, 2007.

An impairment charge of approximately $331,000 was recognized during the three and six months ended June 30, 2008. The impairment charge was taken to write-down the book value of our investment in a mortgage-backed security based mutual fund to its fair value of $3.0 million at June 30, 2008, based on our determination that the investment was other-than-temporarily impaired. The net asset value of the fund has continued to decline since June 30, 2008, and it is possible that additional impairment charges will be recorded in subsequent quarters. No impairment charge was recognized on investment securities during the three or six months ended June 30, 2007.

Included in debt securities are structured notes with federal agencies. These structured notes consist of step-up bonds which provide the agency with the right, but not the obligation, to redeem the bonds on the step-up date.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2008
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,784,167	$1,762,760	$-	$-
Due after one year through five years	60,434,326	60,844,069	-	-
Due after five years through ten years	13,932,224	13,844,580	-	-
Due after ten years	258,882	257,119	20,390,187	20,260,865

Total	$76,409,599	$76,708,528	$20,390,187	$20,260,865

The table below sets forth investment securities which had an unrealized loss position as of June 30, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(167,136)	$14,687,486	$-	$-

Total securities held to maturity	(167,136)	14,687,486	-	-

Securities available for sale:
Agency bonds	$(68,735)	$11,923,780	$-	$-
Municipal bonds	(187,930)	10,657,478	-	-
Other securities	(21,562)	976,290	(16,815)	978,890

Total securities available for sale	(278,227)	23,557,548	(16,815)	978,890

Total	$(445,363)	$38,245,034	$(16,815)	$978,890

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$-	$-	$(70,210)	$14,429,790
Municipal bonds	(280)	254,535	-	-
Other securities	(7,218)	987,130	(97,944)	3,618,008

Total securities available for sale	$(7,498)	$1,241,665	$(168,154)	$18,047,798

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2008, investment securities in a gross unrealized loss position for twelve months or longer consisted of one security having an aggregate depreciation of 1.7% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at June 30, 2008, consisted of 35 securities having an aggregate depreciation of 0.9% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. They are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost.

3.       MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$38,062,370	$-	$(856,047)	$37,206,323
FHLMC pass-through
certificates	17,859,864	-	(701,440)	17,158,424
Collateralized mortgage
obligations	11,533,136	-	(817,869)	10,715,267

Total	$67,455,370	$-	$(2,375,356)	$65,080,014

	Available for sale
	June 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$3,176	$402	$-	$3,578
FNMA pass-through
certificates	43,893,084	296,461	(404,057)	43,785,488
FHLMC pass-through
certificates	67,052,344	475,485	(420,284)	67,107,545
Collateralized mortgage
obligations	9,023,584	94,208	(52,191)	9,065,601

Total	$119,972,188	$866,556	$(876,532)	$119,962,212

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$20,236,408	$-	$(479,332)	$19,757,076
FHLMC pass-through
certificates	14,284,056	-	(431,116)	13,852,940
Collateralized mortgage
obligations	12,371,379	19,205	(373,493)	12,017,091

Total	$46,891,843	$19,205	$(1,283,941)	$45,627,107

	Available for sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$318,366	$12,954	$(239)	$331,081
FNMA pass-through
certificates	21,441,471	155,943	(105,997)	21,491,417
FHLMC pass-through
certificates	60,765,390	239,573	(637,497)	60,367,466
Collateralized mortgage
obligations	11,875,380	112,742	(53,963)	11,934,159

Total	$94,400,607	$521,212	$(797,696)	$94,124,123

During the three months ended June 30, 2008, a gross gain of approximately $84,000 was recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $4.3 million. During the six months ended June 30, 2008, a gross gain of approximately $100,000 and a gross loss of approximately $28,000 were recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $5.1 million. There were no sales of mortgage-backed securities during the three or six months ended June 30, 2007.

No impairment charges were recognized on mortgage-backed securities during the six months ended June 30, 2008 and 2007.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of June 30, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$(283,275)	$25,441,988	$(572,772)	$11,764,330
FHLMC pass-through
certificates	(27,223)	962,152	(674,217)	16,196,271
Collateralized mortgage
obligations	(207,083)	730,738	(610,786)	9,984,529

Total securities held to maturity	(517,581)	27,134,878	(1,857,775)	37,945,130

Securities available for sale:
FNMA pass-through
certificates	$(401,172)	$19,997,132	$(2,885)	$89,326
FHLMC pass-through
certificates	(133,391)	23,368,713	(286,893)	8,463,522
Collateralized mortgage
obligations	(44,853)	2,953,496	(7,338)	472,916

Total securities available for sale	(579,416)	46,319,341	(297,116)	9,025,764

Total	$(1,096,997)	$73,454,219	$(2,154,891)	$46,970,894

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$-	$-	$(479,332)	$19,757,076
FHLMC pass-through
certificates	-	-	(431,116)	13,852,940
Collateralized mortgage
obligations	-	-	(373,493)	11,060,065

Total securities held to maturity	-	-	(1,283,941)	44,670,081

Securities available for sale:
GNMA pass-through
certificates	(239)	48,119	-	-
FNMA pass-through
certificates	(71,928)	7,898,284	(34,069)	5,342,063
FHLMC pass-through
certificates	(9,753)	5,321,623	(627,744)	37,492,936
Collateralized mortgage
obligations	-	-	(53,963)	4,140,352

Total securities available for sale	(81,920)	13,268,026	(715,776)	46,975,351

Total	$(81,920)	$13,268,026	$(1,999,717)	$91,645,432

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 22 securities having an aggregate depreciation of 4.4% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at June 30, 2008, consisted of 26 securities having an aggregate depreciation of 1.5% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost.

4.      LOANS RECEIVABLE - NET

Loans receivable consist of the following:

	June 30, 2008	December 31, 2007

One-to four-family residential	$443,792,514	$424,141,281
Multi-family residential and commercial	75,316,188	77,137,944
Construction	196,582,444	168,711,266
Home equity lines of credit	22,014,329	33,091,306
Commercial business loans	17,044,402	29,373,909
Consumer non-real estate loans	2,333,740	7,913,758

Total loans	757,083,617	740,369,464

Less:
Construction loans in process	(59,825,590)	(55,798,973)
Deferred loan fees, net	(527,429)	(721,257)
Allowance for loan losses	(2,518,498)	(1,811,121)

Loans receivable—net	$694,212,100	$682,038,113

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007

Balance—beginning of year	$1,811,121	$1,602,613
Provision for loan losses	725,988	457,192
Charge-offs	(29,622)	(275,321)
Recoveries	11,011	26,637
(Charge-offs)/recoveries—net	(18,611)	(248,684)

Balance—end of period	$2,518,498	$1,811,121

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

As of June 30, 2008 and December 31, 2007, the recorded investment in loans that were considered to be impaired was as follows.

	June 30,	December 31,
	2008	2007

Impaired collateral-dependent loans	$17,740,154	$1,445,255

Average balance of impaired loans	$1,470,203	$3,996,347

Interest income recognized on
impaired loans	$-	$175,950

The majority of the balance of impaired loans at June 30, 2008 relates to two loans to one borrower. The larger of these two loans is a $16.7 million loan for the construction of a 40 unit high rise residential condominium project in Center City, Philadelphia. This is the Bank’s largest construction loan. Although the building securing this loan is nearing completion, construction for this project is behind schedule. Furthermore, the Bank recently approved an additional loan for $1.5 million in July 2008 to cover certain cost overruns and permit completion of the project after also approving an additional loan of $1.5 million in April 2008. Based on our review of the status of this project and consideration of the estimated cost to complete this project (including the $1.5 million approved in July 2008), as well as consideration of an updated appraisal of the collateral and consideration of the additional collateral underlying the loan, a reserve of approximately $821,000 was established at June 30, 2008. Also at June 30, 2008, a reserve of approximately $43,000 was established on a second loan to this borrower with a balance of $3.6 million. No allowance for loan losses was established for any other impaired loans at June 30, 2008. No allowance for loan losses was established for any impaired loans at December 31, 2007. No reserve was considered necessary on these loans based on the appraised values of the properties collateralizing the loans, as well as the value of additional collateral available.

Non-accrual loans at June 30, 2008 and December 31, 2007, amounted to approximately $468,000 and $1.4 million, respectively. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 120 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off when they become 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at June 30, 2008 and December 31, 2007, amounted to approximately $532,000 and $1.6 million, respectively. The Bank’s two largest impaired loans discussed above were not included in non-performing loans at June 30, 2008, as they were neither 90 days past due nor on non-accrual status at that date. Real estate owned at June 30, 2008 and December 31, 2007 amounted to approximately $2.9 million and $1.6 million, respectively. During the first quarter of 2008, the collateral property underlying three commercial real estate loans to one borrower was acquired as real estate owned (“REO”) at a value of approximately $977,000. These loans had previously been classified as non-accrual. No loss was recognized in conjunction with these acquisitions. In July 2008, we entered into an agreement of sale with respect to the REO properties acquired in the first quarter. The closing of this sale is expected to occur before the end of the year and will result in a nominal gain on sale.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the six months ended June 30, 2008 and 2007, no cash basis interest income was recognized. Interest income of approximately $256,000 and $543,000, respectively, was recognized on our two largest impaired loans for the three and six months ended June 30, 2008, however, this income was recognized prior to the classification of these loans as impaired at June 30, 2008. Interest income foregone on non-accrual loans for the six months ended June 30, 2008 and 2007 was approximately $31,000 and $196,000, respectively.

5.       DEFERRED INCOME TAXES

Items that gave rise to significant portions of the deferred tax balances are as follows:
	June 30, 2008	December 31, 2007

Deferred tax assets:
Allowance for loan losses	$856,289	$615,781
Deferred compensation	1,957,172	1,624,419
Write-down of impaired investments	112,379	-
Property and equipment	113,381	90,375

Total deferred tax assets	3,039,221	2,330,575

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(98,294)	(102,538)
Deferred loan fees, net	(318,200)	(319,199)
Other	(16,319)	(16,787)

Total deferred tax liabilities	(432,813)	(438,524)

Net deferred tax asset	$2,606,408	$1,892,051

6.       PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS

In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, which was frozen retroactive to January 1, 2005, a board of directors deferred compensation plan for directors, a defined benefit pension plan for directors and selected executive officers and a 401(k) retirement plan for substantially all of its employees. Further detail of these plans can be obtained from the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Employee Stock Ownership Plan

In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At June 30, 2008, the ESOP held approximately 1.8 million unallocated shares of Company common stock with a fair value of $15.9 million and approximately 218,000 allocated shares with a fair value of $2.0 million. During the three-month periods ended June 30, 2008 and 2007, approximately 24,000 and 15,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $245,000 and $175,000 in compensation expense, respectively. During the six-month periods ended June 30, 2008 and 2007, approximately 48,000 and 31,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $477,000 and $360,000 in compensation expense, respectively.

Recognition and Retention Plan

In June 2005, the shareholders of Abington Community Bancorp approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 RRP Trust”) acquired 457,056 shares (adjusted for the second-step conversion exchange ratio) of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share (as adjusted). The Company made sufficient contributions to the 2005 RRP Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 RRP Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 RRP Trust have been granted to certain officers, employees and directors of the Company. 2005 RRP shares generally vest at the rate of 20% per year over five years.

In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 RRP Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. Pursuant to the terms of the plan, 517,200 shares acquired by the 2007 RRP Trust were granted to certain officers, employees and directors of the Company in January 2008, with 3,716 shares remaining available for future grant. 2007 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2005 and 2007 RRP as of June 30, 2008 and 2007, and changes during the six months ended June 30, 2008 and 2007 are presented below. The number of shares and weighted average grant date fair value for the prior period have been adjusted for the exchange ratio as a result of our second-step conversion:

	Six Months Ended June 30,
	2008		2007
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value

Nonvested at the beginning of the year	274,874	$7.54	366,285	$7.54
Granted	517,200	9.11	-	-
Vested	-	-	-	-
Forfeited	-	-	-	-

Nonvested at the end of the period	792,074	$8.57	366,285	$7.54

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and six-month periods ended June 30, 2008, approximately 47,000 and 94,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $384,000 and $713,000 in compensation expense, respectively. A tax benefit of approximately $130,000 and $242,000, respectively, was recognized during these periods. During the three- and six-month periods ended June 30, 2007, approximately 23,000 and 46,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $172,000 and $344,000 in compensation expense, respectively. A tax benefit of approximately $59,000 and $117,000, respectively, was recognized during these periods. As of June 30, 2008, approximately $5.5 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At June 30, 2008, the weighted average remaining lives of the RRP awards was approximately 3.9 years.

Stock Options

In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2008, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan of which 7,460 shares remain available for grant.

In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2008, a total of 1,302,990 shares of common stock have been reserved for future issuance pursuant to the 2007 Option Plan of which 1,247,500 shares were granted in January 2008 and of which 55,490 shares remain available for future grant.

A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of June 30, 2008 and 2007, and changes during the six months ended June 30, 2008 and 2007 are presented below. The number of options and weighted average exercise price for the prior period have been adjusted for the exchange ratio as a result of our second-step conversion:

	Six Months Ended June 30,
	2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the year	1,135,180	$7.74	1,065,680	$7.62
Granted	1,247,500	9.11	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at the end of the period	2,382,680	$8.46	1,065,680	$7.62

Exercisable at the end of the period	418,224	$7.57	205,088	$7.52

The following table summarizes all stock options outstanding (as adjusted for the exchange ratio) under the Option Plan as of June 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(in years)

$7.51	1,018,240	$7.51	7.0	407,296	$7.51
8.35	7,200	8.35	7.4	2,880	8.35
9.11	1,247,500	9.11	9.6	-	-
9.63	69,500	9.63	9.2	-	-
10.18	40,240	10.18	8.4	8,048	10.18

Total	2,382,680	$8.46	8.4	418,224	$7.57

Intrinsic value	$1,657,385			$657,964

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

During the three and six months ended June 30, 2008, approximately $220,000 and $418,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $40,000, respectively, was recognized during each of these periods. During the three and six months ended June 30, 2007, approximately $98,000 and $195,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $9,000 and $19,000, respectively, was recognized during each of these periods. At June 30, 2008, approximately $3.4 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.4 years.

7.       COMMITMENTS AND CONTINGENCIES

The Bank had approximately $8.1 million in outstanding mortgage loan commitments at June 30, 2008. The commitments are expected to be funded within 90 days with all $8.1 million in fixed rate loans with interest rates ranging from 5.75% to 6.375%. The Bank had approximately $5.0 million in outstanding mortgage loan commitments at December 31, 2007. These loans were not originated for resale. Also outstanding at June 30, 2008 and December 31, 2007, were unused lines of credit totaling approximately $90.0 million and $65.2 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most of the Bank’s letters of credit expire within one year. At June 30, 2008 and December 31, 2007, the Bank had letters of credit outstanding of approximately $14.9 million and $17.2 million, respectively, of which $13.5 million and $15.8 million, respectively, were standby letters of credit.  At June 30, 2008 and December 31, 2007, the uncollateralized portion of the letters of credit extended by the Bank was approximately $12,000 and $97,000, respectively. At June 30, 2008 and December 31, 2007, all of the uncollateralized letters of credit were for standby letters of credit.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At June 30, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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

Impaired Loans— A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at June 30, 2008, are comprised of such properties and, accordingly, we classify impaired loans as Level 3. The valuation allowances recognized during the quarter are discussed in Note 4.

Real Estate Owned—Real estate owned includes foreclosed properties securing commercial and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. As is the case for collateral of impaired loans, fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisal process for real estate owned is identical to our appraisal process for the collateral of impaired loans. Our current portfolio of real estate owned is comprised of commercial and construction properties for which comparable properties within the area are not available. Our appraisers have relied on certain judgments in determining how our specific properties compare in value to other properties that are not identical in design or in geographic area and, accordingly, we classify real estate owned as Level 3. Our increase in real estate owned during the quarter was due solely to additions to that category of asset. No valuation allowances or changes in value were recognized during the quarter.

The table below presents the balances of asset measured at fair value on a recurring basis:

	June 30, 2008

	Total	Level 1	Level 2	Level 3

Investments securities
available for sale	$79,663,334	$2,954,806	$76,708,528	$-
Mortgage-backed securities
available for sale	119,962,212	-	119,962,212	-

Total	$199,625,546	$2,954,806	$196,670,740	$-

For assets measured at fair value on a nonrecurring basis in 2008 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment an the carrying value of the related individual assets or portfolios at June 30, 2008:

	June 30, 2008

					Total
					Gains
	Total	Level 1	Level 2	Level 3	(Losses)

Impaired loans	$17,740,154	$-	$-	$17,740,154	$-
Real estate owned	2,888,270	-	-	2,888,270	-

Total	$20,628,424	$-	$-	$20,628,424	$-

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

We earned net income of $1.7 million for the quarter ended June 30, 2008, representing an increase of $338,000 or 24.0% over the comparable 2007 period. Basic and diluted earnings per share each increased to $0.08 for the quarter compared to $0.06 for each for the second quarter of 2007. Additionally, we earned net income of $3.7 million for the six months ended June 30, 2008, representing an increase of $794,000 or 27.6% over the comparable 2007 period. Basic and diluted earnings per share each increased to $0.16 for the first six months of 2008 compared to $0.12 for each for the first six months of 2007.

The increase reported in net income for the three-month and six-month periods was primarily driven by an increase in our net interest income. The increase in net interest income was partially offset by an impairment charge of approximately $331,000 taken at June 30, 2008 on our investment in a mortgage-backed securities based mutual fund and increases in our provisions for loan losses to $677,000 and $726,000, respectively, for the three and six months ended June 30, 2008

Net interest income was $7.5 million and $14.4 million for the three months and six months ended June 30, 2008, respectively, representing increases of 28.1% and 26.7%, respectively, over the comparable 2007 periods. The increases in our net interest income arose as increases in our interest income were augmented by decreases in our interest expense. Our average interest rate spread and net interest margin for the second quarter of 2008 increased to 2.22% and 2.92%, respectively, from 1.85% and 2.55%, respectively, for the second quarter of 2007. Our average interest rate spread and net interest margin for first six months of 2008 increased to 2.06% and 2.82%, respectively, from 1.87% and 2.52%, respectively, for the first six months of 2007.

The Company’s total assets increased $27.7 million, or 2.6%, to $1.11 billion at June 30, 2008 compared to $1.08 billion at December 31, 2007, due primarily to increases in the aggregate balance of mortgage-backed securities and loans receivable, partially offset by a decrease in the balance of investment securities. Our total deposits increased $31.6 million or 5.2% to $641.2 million at June 30, 2008 compared to $609.6 million at December 31, 2007 due to growth in core deposits. Our total stockholders’ equity decreased to $247.6 million at June 30, 2008 from $249.9 million at December 31, 2007 due primarily to the purchase of shares of the Company’s common stock by the 2007 Recognition and Retention Plan Trust (the “2007 RRP trust”).

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2008, we did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2008 AND DECEMBER 31, 2007

The Company’s total assets increased $27.7 million, or 2.6%, to $1.11 billion at June 30, 2008 compared to $1.08 billion at December 31, 2007. Our total cash and cash equivalents decreased $14.1 million or 20.7% during the first half of 2008 as we redeployed certain of our interest-bearing deposits in other banks to purchase additional securities. Our mortgage-backed securities increased $46.4 million as purchases of $69.6 million outpaced repayments, maturities and sales aggregating $23.6 million. Our investment securities decreased $19.1 million in the aggregate due primarily to $40.4 million in calls, maturities and sales of agency bonds partially offset by $11.0 million in purchases of additional agency bonds and $11.1 million of municipal bonds. Net loans receivable increased $12.2 million or 1.8% during the first half of 2008. The largest loan growth occurred in one- to four-family residential loans, which increased $19.7 million, and construction loans, which increased $27.9 million. These increases were partially offset by decreases in all other categories of loans. Real estate owned (“REO”) increased $1.3 million or 85.4% to $2.9 million at June 30, 2008 compared to $1.6 million at December 31, 2007. The majority of this increase occurred during the first quarter of 2008, when, as previously disclosed, we foreclosed on the collateral properties underlying three commercial real estate loans to one borrower with an aggregate balance of $977,000. The remainder of the increase in real estate owned was due to improvements made to existing REO properties. In July 2008, we entered into an agreement of sale with respect to the REO properties acquired in the first quarter. The closing of this sale is expected to occur before the end of the year and will result in a nominal gain on sale.

Our total deposits increased $31.6 million or 5.2% to $641.2 million at June 30, 2008 compared to $609.6 million at December 31, 2007. The increase during the first half of 2008 was due to growth in core deposits. During this period, our savings and money market accounts grew $23.6 million, or 24.7%, and our checking accounts grew $12.3 million, or 12.3%, resulting in an increase to core deposits of $35.8 million, or 18.4%. Our certificate accounts decreased $4.2 million or 1.0%. Advances from the Federal Home Loan Bank decreased $7.8 million to $181.8 million at June 30, 2008. Our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $3.7 million during the first half of 2008 to $21.1 million at June 30, 2008.

Our total stockholders’ equity decreased to $247.6 million at June 30, 2008 from $249.9 million at December 31, 2007. The decrease was due primarily to the purchase of approximately 521,000 shares of the Company’s common stock by the 2007 RRP trust for approximately $5.4 million in the aggregate, as part of the Company’s previously announced plans to fund the 2007 Recognition and Retention Plan (the “2007 RRP”).  Partially offsetting this decrease was a $1.4 million increase in retained earnings during the first half of 2008 as our net income of $3.7 million was partially offset by a reduction of $2.3 million resulting from the payment of our first and second quarter dividends.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2008, our cash and cash equivalents amounted to $54.0 million.  In addition, at such date we had $1.8 million in investment securities scheduled to mature within the next 12 months.  Our available for sale investment and mortgage-backed securities amounted to an aggregate of $199.6 million at June 30, 2008.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2008, we had certificates of deposit maturing within the next 12 months amounting to $322.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the six months ended June 30, 2008, and the year ended December 31, 2007, the average balance of our outstanding FHLB advances was $187.3 million and $183.4 million, respectively.  At June 30, 2008, we had $181.8 million in outstanding FHLB advances and we had $417.0 million in additional FHLB advances available to us.

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

Our stockholders’ equity amounted to $247.6 million at June 30, 2008, compared to stockholders’ equity of $249.9 million at December 31, 2007. During 2007, we raised $134.7 million in net proceeds received from our second-step conversion and stock offering. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank.

The net proceeds received by the Bank have further strengthened its capital position, which already exceeded all regulatory requirements (see table below). While these proceeds were initially invested in short-term, liquid investments to earn a market rate of return, our long-term plan continues to be to leverage our capital through retail deposit and loan growth. Specifically, we plan to use the net proceeds received by the Bank to fund new loans, to invest in mortgage-backed securities, to finance the expansion of our business activities, including developing new branch locations and for general corporate purposes. Towards this goal, we have plans to open a new branch in Hatboro, Pennsylvania in the third quarter of 2008 after opening four new branches in 2007. Although these branches will require a period of time to generate sufficient revenues to offset their costs, our ongoing branch expansion is a key component of our long-term business strategy.

The net proceeds held by the Company are on deposit with the Bank. These proceeds have been used, in part, to pay quarterly dividends to our shareholders. The Company’s quarterly dividend was increased to $0.045 per share in September 2007 and then to $0.05 per share in March 2008. In July 2008, we announced plans to utilize a portion of our capital to repurchase up to 5% of the outstanding shares of the Company, or 1,221,772 shares. The repurchase plan will benefit our shareholders by improving the Company’s return on equity and earnings per share as well as aid us in managing our strong capital position. In the long term, these proceeds may also be used to invest in securities and to finance the possible acquisition of financial institutions or branch offices or other businesses that are related to banking. Although we currently have no plans, understandings or agreements with respect to any specific acquisitions, we are constantly considering potential opportunities to increase long-term shareholder value.

The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	June 30, 2008	December 31, 2007	Regulatory Minimum	To Be Well Capitalized
Capital Ratios:
Tier 1 leverage ratio	14.98%	15.45%	4.00%	5.00%
Tier 1 risk-based capital ratio	23.44	24.22	4.00	6.00
Total risk-based capital ratio	23.79	24.49	8.00	10.00

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

At June 30, 2008, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

Compensation expense on Recognition and Retention Plan shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and six-month periods ended June 30, 2008, approximately 47,000 and 94,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $384,000 and $713,000 in compensation expense, respectively. A tax benefit of approximately $130,000 and $242,000, respectively, was recognized during these periods. During the three- and six-month periods ended June 30, 2007, approximately 23,000 and 46,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $172,000 and $344,000 in compensation expense, respectively. A tax benefit of approximately $59,000 and $117,000, respectively, was recognized during these periods. As of June 30, 2008, approximately $5.5 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At June 30, 2008, the weighted average remaining lives of the RRP awards was approximately 3.9 years.

During the three and six months ended June 30, 2008, approximately $220,000 and $418,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $40,000, respectively, was recognized during each of these periods. During the three and six months ended June 30, 2007, approximately $98,000 and $195,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $9,000 and $19,000, respectively, was recognized during each of these periods. At June 30, 2008, approximately $3.4 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.4 years.

The Company also has an employee stock ownership plan (“ESOP”). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three-month periods ended June 30, 2008 and 2007 approximately 24,000 and 15,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $245,000 and $175,000 in compensation expense, respectively. During the six-month periods ended June 30, 2008 and 2007 approximately 48,000 and 31,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $477,000 and $360,000 in compensation expense, respectively.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2008 and December 31, 2007, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash   requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.  The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2008 and December 31, 2007, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $157.9 million and $126.0 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most of the Bank’s letters of credit expire within one year. At June 30, 2008 and December 31, 2007, the Bank had letters of credit outstanding of approximately $14.9 million and $17.2 million, respectively, of which $13.5 million and $15.8 million, respectively, were standby letters of credit.  At June 30, 2008 and December 31, 2007, the uncollateralized portion of the letters of credit extended by the Bank was approximately $12,000 and $97,000, respectively. At June 30, 2008 and December 31, 2007, all of the uncollateralized letters of credit were for standby letters of credit.

The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At June 30, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at June 30, 2008.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years
	(In Thousands)
Letters of credit	$14,913	$14,492	$416	$--	$5
Recourse obligations on loans sold	185	--	--	--	185
Commitments to originate loans	8,065	8,065	--	--	--
Unused portion of home equity lines of credit	24,047	--	--	--	24,047
Unused portion of commercial lines of credit	65,951	65,951	--	--	--
Undisbursed portion of construction loans in process	59,826	20,415	39,411	--	--
Total commitments	$172,987	$108,923	$39,827	$--	$24,237

The following table summarizes our contractual cash obligations at June 30, 2008.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$410,393	$322,895	$59,604	$13,254	$14,640
FHLB advances	181,753	37,138	70,323	39,358	34,934
Repurchase agreements	21,126	21,126	--	--	--
Total debt	202,879	58,264	70,323	39,358	34,934
Operating lease obligations	7,490	821	1,706	1,538	3,425
Total contractual obligations	$620,762	$381,980	$131,633	$54,150	$52,999

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007

General.  We earned net income of $1.7 million for the quarter ended June 30, 2008, representing an increase of $338,000 or 24.0% over the comparable 2007 period. Basic and diluted earnings per share each increased to $0.08 for the quarter compared to $0.06 for each for the second quarter of 2007. Net interest income was $7.5 million for the three months ended June 30, 2008, representing an increase of 28.1% over the comparable 2007 period. The increase in our net interest income arose as an increase in our interest income was augmented by a decrease in our interest expense. Our average interest rate spread and net interest margin for the second quarter of 2008 increased to 2.22% and 2.92%, respectively, from 1.85% and 2.55%, respectively, for the second quarter of 2007.

Interest Income. Our total interest income for the three months ended June 30, 2008 increased $351,000 or 2.6% over the comparable 2007 period to $14.0 million. The increase was primarily as a result of growth in the average balance of our total interest-earning assets, partially offset by a decrease in the average yield on our total interest-earning assets. Although the largest growth in absolute dollars was in the average balance of loans receivable, which increased $65.6 million quarter-over-quarter, the most significant growth was in the average balance of our mortgage-backed securities, which increased $44.5 million or 34.8% quarter-over-quarter. Other interest-earning assets decreased $7.4 million or 12.8% quarter-over-quarter, as interest-bearing deposits in other banks were invested in investment and mortgage-backed securities. Despite an increase of 11 basis points in the average yield on our mortgage-backed securities in the second quarter of 2008 compared to the second quarter of 2007, the average yield on our total interest-earning assets decreased 49 basis points quarter-over-quarter, driven by a 67 basis point decrease in the average yield on our loans receivable and a 101 basis point decrease in the average yield on our other interest-earning assets. The decreases in yield were due primarily to changes in the interest rate yield curve as the U.S. Federal Reserve decreased its target rate for the federal funds rate from 5.25% at June 30, 2007 to 2.00% at June 30, 2008.

Interest Expense.  Our total interest expense for the three months ended June 30, 2008 decreased $1.3 million or 16.6% from the comparable 2007 period to $6.5 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 86 basis points to 3.24% for the second quarter of 2008 from 4.10% for the second quarter of 2007. The average rate we paid on our total deposits decreased 101 basis points quarter-over-quarter, driven by a 142 basis point decrease in the average rate paid on our certificates of deposit. As was the case with our interest-earning assets, the decrease in rates on our interest-bearing liabilities was due primarily to changes in the interest rate yield curve. The average balance of our total interest-bearing liabilities increased $42.6 million to $804.0 million for the quarter ended June 30, 2008 from $761.4 million for the quarter ended June 30, 2007. Our average deposit balance grew by $32.1 million over this same period, with over half of that growth occurring in core deposits. The average balance of our advances from the Federal Home Loan Bank (“FHLB”) increased $10.8 million to $186.1 million for the second quarter of 2008 from $175.2 million for the second quarter of 2007. The average balance of our other borrowings decreased $290,000 from the 2007 period to the 2008 period.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$106,036	$1,198	4.52%	$100,211	$1,130	4.51%
Mortgage-backed securities	172,529	1,924	4.46	128,026	1,392	4.35
Loans receivable(2)	698,678	10,604	6.07	633,082	10,662	6.74
Other interest-earning assets	50,791	294	2.32	58,231	485	3.33
Total interest-earning assets	1,028,034	14,020	5.46	919,550	13,669	5.95
Cash and non-interest bearing balances	23,168			19,147
Other non-interest-earning assets	59,664			31,484
Total assets	$1,110,866			$970,181
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$109,582	415	1.51	$95,500	298	1.25
Checking accounts	63,011	4	0.03	60,040	4	0.03
Certificate accounts	424,466	3,832	3.61	409,464	5,148	5.03
Total deposits	597,059	4,251	2.85	565,004	5,450	3.86
FHLB advances	186,067	2,166	4.66	175,223	2,121	4.84
Other borrowings	20,833	94	1.80	21,123	234	4.45
Total interest-bearing liabilities	803,959	6,511	3.24	761,350	7,805	4.10
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	41,872			45,773
Real estate tax escrow accounts	4,205			3,727
Other liabilities	11,256			11,055
Total liabilities	861,292			821,905
Stockholders’ equity	249,574			148,276
Total liabilities and stockholders’ equity	$1,110,866			$970,181
Net interest-earning assets	$224,075			$158,200
Net interest income; average Interest rate spread		$7,509	2.22%		$5,864	1.85%
Net interest margin(3)			2.92%			2.55%

_____________________________
(1)
Investment securities for the 2008 period include 116 tax-exempt municipal bonds with an aggregate average balance of $34.5 million and an average yield of 3.9%. Investment securities for the 2007 period include 46 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a $677,000 provision for loan losses during the second quarter of 2008 compared to a provision of $106,000 during the second quarter of 2007. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Our loan portfolio at June 30, 2008 included an aggregate of $532,000 of non-performing loans compared to $1.6 million of non-performing loans at December 31, 2007. Our non-performing loans at June 30, 2008 consist primarily of one construction and one commercial real estate loan to one borrower with an aggregate balance of $468,000. At June 30, 2008, our non-performing loans amounted to 0.08% of loans receivable and our allowance for loan losses amounted to 473.3% of non-performing loans. The provision for loan losses taken during the second quarter of 2008, however, principally relates to two loans to another borrower that were not included in non-performing loans at June 30, 2008, as they were neither 90 days past due nor on non-accrual status at that date. These loans, however, have been classified and determined to be impaired. Although not non-performing at June 30, 2008, interest payments during the second quarter of 2008 were not received on time as required by the loan agreements. The larger of these two loans is a $16.7 million loan for the construction of a 40 unit high rise residential condominium project in Center City, Philadelphia. This is the Bank’s largest construction loan. Although the building securing this loan is nearing completion, construction for this project is behind schedule. Furthermore, the Bank recently approved an additional loan for $1.5 million in July 2008 to cover certain cost overruns and permit completion of the project after also approving an additional loan of $1.5 million in April 2008. Based on our review of the status of this project and consideration of the estimated cost to complete this project (including the $1.5 million approved in July 2008), as well as consideration of an updated appraisal of the collateral and consideration of the additional collateral underlying the loan, the amount of our allowance for loan losses was increased by approximately $821,000 at June 30, 2008. Also at June 30, 2008, the amount of our allowance for loan losses was increased by approximately $43,000 as a result of our analysis of a second loan to this borrower with a balance of $3.6 million. Management is continuing to monitor these loans. The increase to the allowance for loan losses made with respect to these two loans was partially offset by a decrease in the amount of the allowance for loan losses established with respect to other loans, primarily commercial business loans, which decreased $15.2 million during the second quarter of 2008.

Non-interest Income. Our total non-interest income for the second quarter of 2008 amounted to $846,000, representing an increase of $136,000 or 19.2% from the second quarter of 2007. The increase was due primarily to an increase in income on bank owned life insurance (“BOLI”) of $303,000 and a gain on the sale of securities of $158,000 compared to no such gain in 2007. The increase in income on BOLI resulted mainly from the purchase of $20.0 million of additional BOLI during the third quarter of 2007. Partially offsetting these increases was an impairment charge of $331,000 taken during the second quarter of 2008 with no such charge in 2007.  The impairment charge was taken to write-down the carrying value of our investment in a mortgage-backed securities based mutual fund to its fair value of $3.0 million at June 30, 2008, based on our determination that the investment was other-than-temporarily impaired. The fund, the AMF Ultra Short Mortgage Fund, has had a continuing decline in net asset value and there have been recent credit rating downgrades in certain of the private label mortgage-backed securities held by the fund. While the fund returned a dividend of approximately 3.75% at June 30, 2008, the fair value has continued to decline. The net asset value of the fund has continued to decline since June 30, 2008, and it is possible that additional impairment charges will be recorded in subsequent quarters.

Non-interest Expenses. Our total non-interest expenses for the second quarter of 2008 amounted to $5.4 million, representing an increase of $818,000 or 18.0% from the second quarter of 2007. The largest increases were in salaries and employee benefits, occupancy, and other non-interest expense. Salaries and employee benefits expense increased $547,000 quarter-over-quarter, due largely to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Salaries and employee benefits expense also increased due to an additional expense of $219,000 recognized during the second quarter of 2008 as the result of the issuance of awards to officers and employees under the 2007 SOP and the 2007 RRP which were approved by shareholders in January 2008. Occupancy expense increased by $71,000, quarter-over-quarter, primarily as a result of our additional branches opened in Chalfont and Spring House, Pennsylvania, during 2007 as well as additional equipment and computer costs for all of our facilities. The increase in other non-interest expense was due largely to an additional expense of $106,000 for the issuance of awards to directors under the 2007 SOP and 2007 RRP.  Also contributing to the increase in other non-interest expense was a $36,000 expense for real estate owned.

Income Tax Expense. Income tax expense for the second quarter of 2008 amounted to $570,000 compared to $515,000 for the second quarter of 2007. Our effective tax rate improved to 24.6% for the quarter ended June 30, 2008, from 26.8% for quarter ended June 30, 2007. This occurred in part due to purchases of additional tax-exempt investments, including municipal bonds and BOLI, that allowed our tax-exempt income to increase as other sources of income were increasing. The increase in our provision for income taxes was a result of the increase in our pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

General.  We earned net income of $3.7 million for the six months ended June 30, 2008, representing an increase of $794,000 or 27.6% over the comparable 2007 period. Basic and diluted earnings per share each increased to $0.16 for the first six months of 2008 compared to $0.12 for each for the first six months of 2007. Net interest income was $14.4 million for the six months ended June 30, 2008 representing an increase of 26.7% over the comparable 2007 period. As was the case for the three-month period, the increase in our net interest income for the six-month period arose as an increase in our interest income was augmented by a decrease in our interest expense. Our average interest rate spread and net interest margin for first six months of 2008 increased to 2.06% and 2.82%, respectively, from 1.87% and 2.52%, respectively, for the first six months of 2007.

Interest Income.  Our total interest income for the six months ended June 30, 2008 increased $1.3 million or 4.9% over the comparable 2007 period to $28.2 million. As was the case in the three-month period, an increase in the average balance of our total interest-earning assets was partially offset by a decrease in the average yield earned. Again, the largest growth in absolute dollars in the average balances among our interest-earning assets was in loans receivable, which increased $69.8 million for the first half of 2008 compared to the first half of 2007, and the most significant growth was in the average balance of our mortgage-backed securities, which increased $30.1 million or 23.0% period-over-period. The average balances of investment securities and other interest-earning assets increased $11.2 million and $8.9 million, respectively, for the first half of 2008 compared to the first half of 2007. Similar to the three-month period, the average yield on our total interest-earning assets decreased 44 basis points for the first half of 2008 compared to the first half of 2007, as decreases in the average yields of loans receivable and other interest-earning assets of 59 and 53 basis points, respectively, period-over-period, outweighed increases in the average yields on investment and mortgage-backed securities. As was the case for the three-month period, the decrease in yields for the six-month period was due primarily to changes in the interest rate yield curve.

Interest Expense.  Our total expense for the six months ended June 30, 2008 decreased $1.7 million or 11.0% over the comparable 2007 period to $13.8 million. As was the case in the three-month period, the decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 63 basis points to 3.47% for the first half of 2008 from 4.10% for the first half of 2007. The average rate we paid on our total deposits decreased 71 basis points period-over-period, driven by a 100 basis point decrease in the average rate paid on our certificates of deposit. As was the case for the three-month period, the decrease in rates for the six-month period was due primarily to changes in the interest rate yield curve. The average balance of our total interest-bearing liabilities increased $37.9 million to $796.0 million for the six months ended June 30, 2008 from $758.1 million for the six months ended June 30, 2007.

Our average deposit balance grew by $33.3 million over this same period, with approximately 40.0% of that growth occurring in core deposits. The average balance of our advances from the FHLB increased $3.5 million to $187.3 million for the first six months of 2008 from $183.9 million for the first six months of 2007. The average balance of our other borrowings increased $1.1 million or 5.9% quarter-over-quarter.

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

	Six Months Ended June 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$110,862	$2,532	4.57%	$99,652	$2,243	4.50%
Mortgage-backed securities	160,716	3,545	4.41	130,619	2,801	4.29
Loans receivable(2)	693,449	21,316	6.15	623,624	21,030	6.74
Other interest-earning assets	55,325	824	2.98	46,391	815	3.51
Total interest-earning assets	1,020,352	28,217	5.53	900,286	26,889	5.97
Cash and non-interest bearing balances	22,777			18,422
Other non-interest-earning assets	58,377			30,626
Total assets	$1,101,506			$949,334
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$103,949	760	1.46	$94,445	579	1.23
Checking accounts	61,482	9	0.03	57,674	8	0.03
Certificate accounts	422,840	8,404	3.98	402,892	10,042	4.98
Total deposits	588,271	9,173	3.12	555,011	10,629	3.83
FHLB advances	187,336	4,413	4.71	183,853	4,476	4.87
Other borrowings	20,401	230	2.25	19,256	419	4.35
Total interest-bearing liabilities	796,008	13,816	3.47	758,120	15,524	4.10
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	40,840			43,893
Real estate tax escrow accounts	3,954			3,521
Other liabilities	10,867			9,877
Total liabilities	851,669			815,411
Stockholders’ equity	249,837			133,923
Total liabilities and stockholders’ equity	$1,101,506			$949,334
Net interest-earning assets	$224,344			$142,166
Net interest income; average Interest rate spread		$14,401	2.06%		$11,365	1.87%
Net interest margin(3)			2.82%			2.52%

___________________________
(4)
Investment securities for the 2008 period include 116 tax-exempt municipal bonds with an aggregate average balance of $32.0 million and an average yield of 4.0%. Investment securities for the 2007 period include 46 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(5)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(6)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a $726,000 provision for loan losses during the first half of 2008 compared to a provision of $110,000 during the first half of 2007. The 2008 provision was taken primarily in relation to two impaired loans to one borrower, as previously discussed for the quarter ended June 30, 2008.

Non-interest Income. Our total non-interest income for the first half of 2008 amounted to $1.8 million, representing an increase of $402,000 or 28.8% from the first half of 2007. Similar to the three-month period, the increase in total non-interest income for the six-month period was primarily due to an increase in income on BOLI of $601,000 and a gain on sale of investments of $146,000 that were partially offset by the securities impairment charge of $331,000. The reasons for these fluctuations for the six-month period mirror the reasons for the fluctuations for the three-month period.

Non-interest Expenses. Our total non-interest expenses for the first six months of 2008 amounted to $10.5 million, representing an increase of $1.8 million or 20.7% from the first six months of 2007. As was the case with the three-month period, the largest increases for the six-month period were in salaries and employee benefits, occupancy and other non-interest expense. Additionally, professional services expense increased $128,000 period-over-period. The causes for the increases in salaries and employee benefits, occupancy and other non-interest expense over the six-month periods mirrored the causes for the increases for the three-month periods. Salaries and employee benefits expense increased $1.1 million period-over-period due largely to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Salaries and employee benefits expense also increased due to an additional expense of $395,000 recognized during the first half of 2008 as the result of the issuance of awards to officers and employees under the 2007 SOP and the 2007 RRP. Occupancy expense increased by $168,000, quarter-over-quarter, primarily as a result of our additional branches opened in Chalfont and Spring House, Pennsylvania, during 2007 as well as additional equipment and computer costs for all of our facilities. The increase in other non-interest expense was due largely to an additional expense of $176,000 for the issuance of awards to directors under the 2007 SOP and 2007 RRP.  Also contributing to the increase in other non-interest expense for the first half of 2008 compared to the first half of 2007 were increases in expenses for appraisal fees, office supplies, copying, and deposit premiums as well as a $53,000 expense for real estate owned. The increase in professional services expense was due to increases in both legal and accounting fees. The increase in legal fees was due in part to expenses related to the special meeting of shareholders held in January 2008 as well as expenses incurred in connection with the resolution of certain non-performing loans.

Income Tax Expense. Income tax expense for the first half of 2008 amounted to $1.3 million compared to $1.0 million for the first half of 2007. Our effective tax rate improved to 25.6% for the six months ended June 30, 2008, from 26.6% for the six months ended June 30, 2007. As was the case for the quarter ended June 30, 2008, the improvement in our effective tax rate for the six-month period occurred in part due to purchases of additional tax-exempt investments, including municipal bonds and BOLI, that allowed our tax-exempt income to increase as other sources of income were increasing. The increase in our provision for income taxes was a result of the increase in our pre-tax income.

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%.  This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank.  In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy.  Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy.  In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 7.39% at June 30, 2008, compared to a negative 9.04% at December 31, 2007. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans in recent periods. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon.  By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable	$268,013	$57,243	$159,492	$88,206	$123,309	$696,263
Mortgage-backedsecurities	34,721	23,895	54,884	29,661	44,267	187,428
Investment securities	4,555	189	17,755	42,645	34,610	99,754
Other interest-earningassets	41,339	--	--	--	--	41,339
Total interest-earning assets	$348,628	$81,327	$232,131	$160,512	$202,186	$1,024,784
Interest-bearing liabilities:
Savings and money market accounts	$18,014	$18,014	$44,575	$20,504	$17,805	$118,912
Checking accounts	--	--	--	--	64,774	64,774
Certificate accounts	295,567	59,258	27,674	13,254	14,640	410,393
FHLB advances	72,736	27,050	45,069	13,198	23,700	181,753
Other borrowed money	21,126	--	--	-	--	21,126
Total interest-bearing liabilities	$407,443	$104,322	$117,318	$46,956	$120,919	$796,958

Interest-earning assets less interest-bearing liabilities	$(58,815)	$(22,995)	$114,813	$113,556	$81,267	$227,826

Cumulative interest-rate sensitivity gap(2)	$(58,815)	$(81,810)	$33,003	$146,559	$227,826

Cumulative interest-rate gap as a percentage of total assets at June 30, 2008	(5.31)%	(7.39)%	2.98%	13.24%	20.57%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2008	85.56%	84.01%	105.25%	121.68%	128.59%
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (1)
April 1 – April 30, 2008	12,884	10.00	12,884	203,631
May 1 – May 31, 2008	203,631	10.71	203,631	--
June 1 – June 30, 2008	--	--	--	--

Total	216,515	$10.67	216,515	--

(1)  On January 30, 2008, shareholders of the Company voted to approve the 2007 Recognition and Retention Plan and Trust Agreement (“2007 RRP”) authorizing the purchase of up to 520,916 shares of the Company’s common stock.  No additional purchases are expected to be made by the RRP under this plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

                Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                On May 13, 2008, Abington Bancorp, Inc. held its Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Board of Directors. Shareholders of record as of March 28, 2008, received proxy materials and were considered eligible to vote on these proposals.  The following is a brief summary of each proposal and the result of the vote.

1. The following directors were elected by the requisite plurality of the votes cast to serve on Abington Bancorp, Inc.’s Board of Directors:

	For	Withheld
Douglas S. Callantine	20,783,046	1,115,182
Jane Margraff Kieser	21,119,080	779,148
Robert W. White	21,127,171	771,057

	For	Against	Abstain	Broker Non-Votes

2. To ratify the appointment of Beard
Miller Company LLP as independent
registered public accounting firm for
the year ending December 31, 2008	21,795,426	91,243	11,559	n/a

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.

Date: August 8, 2008	By:	/s/ Robert W. White
Robert W. White
Chairman, President and
Chief Executive Officer

Date: August 8, 2008	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and
Chief Financial Officer