Form 10-Q
period 2008-09-30
ABINGTON BANCORP, INC./PA
filed 2008-11-10
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Not Applicable

(Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section  13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 3, 2008, 23,510,813 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2008	December 31, 2007

ASSETS

Cash and due from banks	$22,135,061	$22,342,499
Interest-bearing deposits in other banks	32,945,397	45,712,962
Total cash and cash equivalents	55,080,458	68,055,461
Investment securities held to maturity (estimated fair
value—2008, $19,462,561; 2007, $20,656,427)	20,389,646	20,391,268
Investment securities available for sale (amortized cost—
$2008, 78,871,230; 2007, $98,202,711)	78,441,097	98,780,774
Mortgage-backed securities held to maturity (estimated fair
value—2008, $83,418,180; 2007, $45,627,107)	85,276,643	46,891,843
Mortgage-backed securities available for sale (amortized cost—
$2008, 119,866,050; 2007, $94,400,607)	119,886,015	94,124,123
Loans receivable, net of allowance for loan losses
$(2008, 2,890,189; 2007, $1,811,121)	725,055,200	682,038,113
Accrued interest receivable	5,354,823	4,977,909
Federal Home Loan Bank stock—at cost	14,238,300	10,958,700
Cash surrender value - bank owned life insurance	38,734,507	37,298,126
Property and equipment, net	11,049,861	10,759,799
Real estate owned	3,080,714	1,558,000
Deferred tax asset	2,750,271	1,892,051
Prepaid expenses and other assets	1,243,247	1,942,454

TOTAL ASSETS	$1,160,580,782	$1,079,668,621

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$38,485,392	$37,027,767
Interest-bearing	592,783,386	572,584,934
Total deposits	631,268,778	609,612,701
Advances from Federal Home Loan Bank	252,043,267	189,557,572
Other borrowed money	20,407,203	17,453,060
Accrued interest payable	4,799,387	3,498,235
Advances from borrowers for taxes and insurance	921,354	2,978,650
Accounts payable and accrued expenses	6,937,534	6,653,343

Total liabilities	916,377,523	829,753,561

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized,
none issued	-	-
Common stock, $0.01 par value, 80,000,000 shares authorized;
issued: 24,460,240 shares in 2008 and 2007; outstanding:
23,924,084 shares in 2008, 24,449,526 shares in 2007	244,602	244,602
Additional paid-in capital	201,291,747	200,634,467
Treasury stock—at cost, 536,156 shares in 2008, 10,714 shares in 2007	(5,174,638)	(104,997)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(15,348,178)	(15,977,458)
Recognition & Retention Plan Trust (RRP)	(6,013,327)	(1,867,065)
Deferred compensation plans trust	(1,179,476)	(1,149,610)
Retained earnings	71,017,326	68,360,520
Accumulated other comprehensive loss	(634,797)	(225,399)

Total stockholders' equity	244,203,259	249,915,060

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,160,580,782	$1,079,668,621

See notes to unaudited consolidated financial statements

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

INTEREST INCOME:
Interest on loans	$10,266,825	$11,141,193	$31,582,679	$32,170,905
Interest and dividends on investment and
mortgage-backed securities:
Taxable	3,158,686	2,445,120	8,600,152	7,064,251
Tax-exempt	374,661	219,851	1,010,059	645,304
Interest and dividends on other interest-earning assets	206,824	1,088,405	1,031,230	1,903,061

Total interest income	14,006,996	14,894,569	42,224,120	41,783,521

INTEREST EXPENSE:
Interest on deposits	3,842,347	5,424,299	13,015,386	16,052,944
Interest on Federal Home Loan Bank advances	2,342,205	2,053,327	6,755,223	6,529,007
Interest on other borrowed money	91,429	263,146	321,002	682,278

Total interest expense	6,275,981	7,740,772	20,091,611	23,264,229

NET INTEREST INCOME	7,731,015	7,153,797	22,132,509	18,519,292

PROVISION FOR LOAN LOSSES	309,372	163,390	1,035,360	272,935

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	7,421,643	6,990,407	21,097,149	18,246,357

NON-INTEREST INCOME
Service charges	416,449	398,880	1,222,899	1,202,522
Income on bank owned life insurance	476,406	287,294	1,436,381	646,676
Gain on sale of securities	-	-	146,375	-
Impairment charge on investment securities	-	-	(330,527)	-
Other income	91,564	97,215	308,388	331,501

Total non-interest income	984,419	783,389	2,783,516	2,180,699

NON-INTEREST EXPENSES
Salaries and employee benefits	2,668,866	2,585,302	8,487,776	7,319,200
Occupancy	553,075	538,268	1,594,913	1,412,046
Depreciation	214,231	197,524	612,572	581,249
Professional services	302,437	307,643	888,585	765,924
Data processing	358,183	361,965	1,119,805	1,069,943
Advertising and promotions	156,828	163,092	375,299	398,053
Director compensation	224,867	115,814	634,096	355,642
Other	673,037	554,089	1,985,819	1,661,537

Total non-interest expenses	5,151,524	4,823,697	15,698,865	13,563,594

INCOME BEFORE INCOME TAXES	3,254,538	2,950,099	8,181,800	6,863,462

PROVISION FOR INCOME TAXES	876,629	876,731	2,138,847	1,918,751

NET INCOME	$2,377,909	$2,073,368	$6,042,953	$4,944,711

BASIC EARNINGS PER COMMON SHARE	$0.11	$0.09	$0.27	$0.21
DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.09	$0.26	$0.21

BASIC AVERAGE COMMON SHARES OUTSTANDING:	21,855,861	22,386,157	22,112,239	23,033,868
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	22,668,249	22,745,007	22,908,703	23,539,206

See notes to unaudited consolidated financial statements

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2008	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	-	-	-	-	-	6,042,953	-	6,042,953
Net unrealized holding loss on
available for sale securities
arising during the period, net
of tax benefit of $241,996	-	-	-	-	-	-	(469,751)	(469,751)
Amortization of unrecognized
prior service costs on defined
benefit pension plan, net
of tax expense of $31,091							60,353	60,353
Comprehensive income								5,633,555
Cash dividends declared,
($0.15 per share)	-	-	-	-	-	(3,386,147)	-	(3,386,147)
Treasury stock purchased	-	-	-	(5,069,641)	-	-	-	(5,069,641)
Excess tax benefit on stock-based
compensation	-	-	50,474	-	-	-	-	50,474
Stock options expense	-	-	638,335	-	-	-	-	638,335
Common stock released from
benefit plans	-	-	(31,529)	-	1,847,406	-	-	1,815,877
Common stock acquired by
benefit plans	-	-	-	-	(5,394,254)	-	-	(5,394,254)

BALANCE—
SEPTEMBER 30, 2008	24,460,240	$244,602	$201,291,747	$(5,174,638)	$(22,540,981)	$71,017,326	$(634,797)	$244,203,259

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Stock	Plans	Earnings	Loss	Equity

BALANCE—JANUARY 1, 2007	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	-	-	-	-	-	4,944,711	-	4,944,711
Net unrealized holding gain on
available for sale securities
arising during the period, net
of tax expense of $578,037	-	-	-	-	-	-	1,122,071	1,122,071
Amortization of unrecognized
prior service costs on defined
benefit pension plan, net
of tax expense of $31,091							60,353	60,353
Comprehensive income								6,127,135
Cash dividends declared,
($0.13 per share)	-	-	-	-	-	(2,940,767)	-	(2,940,767)
Cancellation of common stock	(15,870,000)	(158,700)	158,700	-	-	-	-	-
Issuance of common stock, net	24,460,240	244,602	134,440,983	-	-	-	-	134,685,585
Dissolution of Abington Mutual
Holding Company	-	-	4,123,098	-	-	-	-	4,123,098
Cancellation of treasury stock	-	-	(8,317,848)	8,317,848	-	-	-	-
Treasury stock purchased	-	-	-	(101,214)	-	-	-	(101,214)
Excess tax benefit on stock-based
compensation	-	-	71,275	-	-	-	-	71,275
Stock options expense	-	-	296,434	-	-	-	-	296,434
Common stock released from
benefit plans	-	-	88,555	-	1,109,272	-	-	1,197,827
Common stock acquired by
benefit plans	-	-	-	-	(10,526,310)	-	-	(10,526,310)

BALANCE—
SEPTEMBER 30, 2007	24,460,240	$244,602	$200,535,440	$(101,214)	$(19,471,723)	$67,256,158	$(1,427,976)	$247,035,287

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2008	2007
OPERATING ACTIVITIES:
Net income	$6,042,953	$4,944,711
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,035,360	272,935
Depreciation	612,572	581,249
Share-based compensation expense	2,446,412	1,482,158
Gain on sale of mortgage-backed securities	(146,375)	-
Impairment charge on investment securities	330,527	-
Deferred income tax benefit	(647,315)	(179,266)
Amortization of:
Deferred loan fees	(653,811)	(610,793)
Premiums and discounts, net	(43,479)	17,399
Income from bank owned life insurance	(1,436,381)	(646,676)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(376,914)	(958,043)
Prepaid expenses and other assets	699,207	(3,593,191)
Accrued interest payable	1,301,152	4,570,275
Accounts payable and accrued expenses	345,769	6,170,303

Net cash provided by operating activities	9,509,677	12,051,061

INVESTING ACTIVITIES:
Principal collected on loans	149,395,643	100,661,599
Disbursements for loans	(193,771,665)	(165,398,514)
Purchases of:
Mortgage-backed securities held to maturity	(44,779,804)	-
Mortgage-backed securities available for sale	(52,261,898)	(8,270,728)
Investments available for sale	(29,689,384)	(44,949,137)
Federal Home Loan Bank stock	(4,876,400)	(2,146,400)
Property and equipment	(902,634)	(1,876,131)
Bank owned life insurance	-	(20,000,000)
Additions to real estate owned	(545,328)	-
Proceeds from:
Sales and maturities of mortgage-backed securities available for sale	10,043,930	-
Sales and maturities of investments available for sale	48,771,425	32,700,000
Principal repayments of mortgage-backed securities held to maturity	6,348,995	7,052,148
Principal repayments of mortgage-backed securities available for sale	16,908,923	10,289,132
Redemption of Federal Home Loan Bank stock	1,596,800	2,270,300

Net cash used in investing activities	(93,761,397)	(89,667,731)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts	38,497,334	(10,019,393)
Net (decrease) increase in certificate accounts	(16,841,257)	24,567,540
Net increase in other borrowed money	2,954,143	2,626,105
Advances from Federal Home Loan Bank	573,415,000	414,480,000
Repayments of advances from Federal Home Loan Bank	(510,929,305)	(417,567,026)
Net decrease in advances from borrowers for taxes and insurance	(2,057,296)	(1,971,667)
Excess tax benefit from stock-based compensation	50,474	71,275
Purchase of treasury stock	(5,069,641)	(101,214)
Acquisition of stock for benefit plans	(5,356,588)	(10,427,710)
Proceeds from stock issuance, net	-	134,685,585
Dissolution of Abington Mutual Holding Company	-	4,123,098
Payment of cash dividends	(3,386,147)	(2,940,767)

Net cash provided by financing activities	71,276,717	137,525,826

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,975,003)	59,909,156

CASH AND CASH EQUIVALENTS—Beginning of period	68,055,461	44,565,252

CASH AND CASH EQUIVALENTS—End of period	$55,080,458	$104,474,408

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest on deposits and other borrowings	$18,790,459	$18,693,954
Income taxes	$2,475,000	$2,050,000
Cancellation of treasury stock	$-	$8,317,848
Non-cash transfer of loans to real estate owned	$977,386	$-

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

The Bank’s executive offices are in Jenkintown, Pennsylvania, with twelve other branches and seven limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II, and its wholly owned subsidiaries, and Abington Corp. are currently inactive subsidiaries.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008, or any other period.

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

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the three months ended September 30, 2008. An impairment charge on certain investment securities of approximately $331,000 was recognized during the nine months ended September 30, 2008. No impairment charge was recognized during the nine months ended September 30, 2007.

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

The components of other comprehensive (loss) income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net unrealized (loss) gain on securities
arising during the period	$(461,515)	$1,141,325	$(591,291)	$1,122,071
Plus: reclassification adjustment for net
losses included in net income, net of tax	-	-	121,540	-

Net unrealized loss on securities	$(461,515)	$1,141,325	$(469,751)	$1,122,071

Amortization of unrecognized prior service
cost on defined benefit pension plan,
net of tax	20,118	20,119	60,353	60,353

Total other comprehensive (loss) income	$(441,397)	$1,161,444	$(409,398)	$1,182,424

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2008	2007

Net unrealized gain on securities	$(270,710)	$199,041
Unrecognized deferred costs of defined benefit pension plan	(364,087)	(424,440)

Total accumulated other comprehensive loss	$(634,797)	$(225,399)

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

At September 30, 2008, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. These plans are more fully described in Note 6.

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

Earnings per share—Earnings per share ("EPS") consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents ("CSEs"). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and nine months ended September 30, 2008, there were 1,252,240 and 109,740 antidilutive CSEs, respectively. For the three and nine months ended September 30, 2007, there were no antidilutive CSEs. Earnings per share were calculated as follows:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted

Net income	$2,377,909	$2,377,909	$2,073,368	$2,073,368
Weighted average shares outstanding	21,855,861	21,855,861	22,386,157	22,386,157
Effect of common stock equivalents	-	812,388	-	358,850
Adjusted weighted average shares used
in earnings per share computation	21,855,861	22,668,249	22,386,157	22,745,007

Earnings per share	$0.11	$0.10	$0.09	$0.09

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted

Net income	$6,042,953	$6,042,953	$4,944,711	$4,944,711
Weighted average shares outstanding	22,112,239	22,112,239	23,033,868	23,033,868
Effect of common stock equivalents	-	796,464	-	505,338
Adjusted weighted average shares used
in earnings per share computation	22,112,239	22,908,703	23,033,868	23,539,206

Earnings per share	$0.27	$0.26	$0.21	$0.21

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

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,389,646	$-	$(927,085)	$19,462,561

Total debt securities	$20,389,646	$-	$(927,085)	$19,462,561

	Available for Sale
	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$52,459,885	$400,538	$(19,720)	$52,840,703
Corporate bonds and
commercial paper	3,472,537	5,251	(259,658)	3,218,130
Municipal bonds	19,665,310	55,428	(352,693)	19,368,045
Certificates of deposit	288,000	-	-	288,000

Total debt securities	75,885,732	461,217	(632,071)	75,714,878

Equity securities:
Common stock	10	2	-	12
Mutual funds	2,985,488	-	(259,281)	2,726,207

Total equity securities	2,985,498	2	(259,281)	2,726,219

Total	$78,871,230	$461,219	$(891,352)	$78,441,097

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,391,268	$265,159	$-	$20,656,427

Total debt securities	$20,391,268	$265,159	$-	$20,656,427

	Available for Sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$84,882,467	$675,585	$(70,210)	$85,487,842
Corporate bonds and
commercial paper	3,483,768	6,446	(11,449)	3,478,765
Municipal bonds	6,035,410	71,374	(280)	6,106,504
Certificates of deposit	585,000	-	-	585,000

Total debt securities	94,986,645	753,405	(81,939)	95,658,111

Equity securities:
Common stock	10	310	-	320
Mutual funds	3,216,056	-	(93,713)	3,122,343

Total equity securities	3,216,066	310	(93,713)	3,122,663

Total	$98,202,711	$753,715	$(175,652)	$98,780,774

There were no sales of debt or equity securities during the three months ended September 30, 2008. During the nine months ended September 30, 2008, a gross gain of approximately $74,000 was recognized on the sale of certain agency bonds. Proceeds from these sales were approximately $4.1 million. There were no sales of debt or equity securities during the three or nine months ended September 30, 2007.

No impairment charge was recognized during the three months ended September 30, 2008. An impairment charge of approximately $331,000 was recognized during the nine months ended September 30, 2008. The impairment charge was taken to write-down the carrying value of our investment in a mortgage-backed securities based mutual fund to its fair value of $3.0 million at June 30, 2008, based on our determination that the investment, the AMF Ultra Short Mortgage Fund, was other-than-temporarily impaired. At the time, there had been recent credit rating downgrades in certain of the private label mortgage-backed securities held by the fund. During the third quarter, the fair value of the fund continued to decline, and at September 30, 2008, the fair value of our investment in the fund had decreased to $2.7 million. Although our investment in this fund is recorded at fair value in our balance sheet, no additional impairment charge was recognized during the third quarter of 2008. Based on our evaluation of the fund at September 30, 2008, we determined that the additional decrease in the value of the fund since June 30, 2008 was recoverable should the securities held by the fund continue to perform. We believe that the majority of these securities will continue to perform, however, we are continuing to monitor this fund, and it is possible that additional impairment charges will be recorded in subsequent quarters. No impairment charge was recognized on investment securities during the three or nine months ended September 30, 2007.

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

	September 30, 2008
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,687,505	$1,673,380	$-	$-
Due after one year through five years	58,034,566	58,141,651	-	-
Due after five years through ten years	15,904,752	15,652,306	-	-
Due after ten years	258,909	247,541	20,389,646	19,462,561

Total	$75,885,732	$75,714,878	$20,389,646	$19,462,561

The table below sets forth investment securities which had an unrealized loss position as of September 30, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(927,085)	$19,462,560	$-	$-

Total securities held to maturity	(927,085)	19,462,560	-	-

Securities available for sale:
Agency bonds	$(19,720)	$11,973,180	$-	$-
Corporate bonds and
commercial paper	(14,125)	1,484,380	(245,533)	750,850
Municipal bonds	(352,693)	14,020,460	-	-
Equity securities	-	-	(259,281)	2,726,207

Total securities available for sale	(386,538)	27,478,020	(504,814)	3,477,057

Total	$(1,313,623)	$46,940,580	$(504,814)	$3,477,057

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$-	$-	$(70,210)	$14,429,790
Corporate bonds and
commercial paper	(7,218)	987,130	(4,231)	495,665
Municipal bonds	(280)	254,535	-	-
Equity securities	-	-	(93,713)	3,122,343

Total securities available for sale	$(7,498)	$1,241,665	$(168,154)	$18,047,798

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2008, investment securities in a gross unrealized loss position for twelve months or longer consisted of three securities having an aggregate depreciation of 12.7% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at September 30, 2008, consisted of 108 securities having an aggregate depreciation of 2.7% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. The unrealized losses on our debt securities are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the current market environment improves. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost. The unrealized losses on our equity securities relate to our investment in the AMF Ultra Short Mortgage Fund. As previously discussed, an impairment charge was taken during the second quarter of 2008 to write-down the carrying value of our investment in this fund to its fair value of $3.0 million at June 30, 2008. Based on our evaluation of the fund at September 30, 2008, we determined that the additional decrease in the value of the fund since June 30, 2008 was recoverable should the securities held by the fund continue to perform. We believe that the majority of these securities will continue to perform, and we have the intent and ability to hold this investment for the time necessary to recover its current cost.

3.	MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$19,947,963	$-	$-	$19,947,963
FNMA pass-through
certificates	36,903,795	18,552	(541,206)	36,381,141
FHLMC pass-through
certificates	17,233,218	-	(590,808)	16,642,410
Collateralized mortgage
obligations	11,191,667	-	(745,001)	10,446,666

Total	$85,276,643	$18,552	$(1,877,015)	$83,418,180

	Available for sale
	September 30, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$3,069	$397	$-	$3,466
FNMA pass-through
certificates	46,171,971	192,854	(355,288)	46,009,537
FHLMC pass-through
certificates	65,194,466	516,574	(394,632)	65,316,408
Collateralized mortgage
obligations	8,496,544	88,023	(27,963)	8,556,604

Total	$119,866,050	$797,848	$(777,883)	$119,886,015

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through
certificates	$20,236,408	$-	$(479,332)	$19,757,076
FHLMC pass-through
certificates	14,284,056	-	(431,116)	13,852,940
Collateralized mortgage
obligations	12,371,379	19,205	(373,493)	12,017,091

Total	$46,891,843	$19,205	$(1,283,941)	$45,627,107

	Available for sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through
certificates	$318,366	$12,954	$(239)	$331,081
FNMA pass-through
certificates	21,441,471	155,943	(105,997)	21,491,417
FHLMC pass-through
certificates	60,765,390	239,573	(637,497)	60,367,466
Collateralized mortgage
obligations	11,875,380	112,742	(53,963)	11,934,159

Total	$94,400,607	$521,212	$(797,696)	$94,124,123

There were no sales of mortgage-backed securities during the three months ended September 30, 2008. During the nine months ended September 30, 2008, a gross gain of approximately $100,000 and a gross loss of approximately $28,000 were recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $5.1 million. There were no sales of mortgage-backed securities during the three or nine months ended September 30, 2007.

No impairment charges were recognized on mortgage-backed securities during the three or nine months ended September 30, 2008 and 2007.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of September 30, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$(87,319)	$15,195,109	$(453,887)	$11,275,959
FHLMC pass-through
certificates	(22,049)	932,173	(568,759)	15,710,237
Collateralized mortgage
obligations	(190,107)	747,714	(554,894)	9,698,952

Total securities held to maturity	(299,475)	16,874,996	(1,577,540)	36,685,148

Securities available for sale:
FNMA pass-through
certificates	$(353,329)	$27,641,019	$(1,959)	$59,750
FHLMC pass-through
certificates	(132,233)	21,768,331	(262,399)	7,996,764
Collateralized mortgage
obligations	(21,283)	2,862,001	(6,680)	256,906

Total securities available for sale	(506,845)	52,271,351	(271,038)	8,313,420

Total	$(806,320)	$69,146,347	$(1,848,578)	$44,998,568

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through
certificates	$-	$-	$(479,332)	$19,757,076
FHLMC pass-through
certificates	-	-	(431,116)	13,852,940
Collateralized mortgage
obligations	-	-	(373,493)	11,060,065

Total securities held to maturity	-	-	(1,283,941)	44,670,081

Securities available for sale:
GNMA pass-through
certificates	(239)	48,119	-	-
FNMA pass-through
certificates	(71,928)	7,898,284	(34,069)	5,342,063
FHLMC pass-through
certificates	(9,753)	5,321,623	(627,744)	37,492,936
Collateralized mortgage
obligations	-	-	(53,963)	4,140,352

Total securities available for sale	(81,920)	13,268,026	(715,776)	46,975,351

Total	$(81,920)	$13,268,026	$(1,999,717)	$91,645,432

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 22 securities having an aggregate depreciation of 3.9% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at September 30, 2008, consisted of 27 securities having an aggregate depreciation of 1.2% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. The future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost.

4.	LOANS RECEIVABLE - NET

Loans receivable consist of the following:

	September 30, 2008	December 31, 2007

One-to four-family residential	$450,256,262	$424,141,281
Multi-family residential and commercial	88,829,229	77,137,944
Construction	203,263,894	168,711,266
Home equity lines of credit	23,109,943	33,091,306
Commercial business loans	20,482,563	29,373,909
Consumer non-real estate loans	2,598,848	7,913,758

Total loans	788,540,739	740,369,464

Less:
Construction loans in process	(60,090,071)	(55,798,973)
Deferred loan fees, net	(505,279)	(721,257)
Allowance for loan losses	(2,890,189)	(1,811,121)

Loans receivable—net	$725,055,200	$682,038,113

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007

Balance—beginning of year	$1,811,121	$1,602,613
Provision for loan losses	1,035,360	457,192
Charge-offs	(43,624)	(275,321)
Recoveries	87,332	26,637
Recoveries/(charge-offs)—net	43,708	(248,684)

Balance—end of period	$2,890,189	$1,811,121

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

As of September 30, 2008 and December 31, 2007, the recorded investment in loans that were considered to be impaired was as follows.

	September 30,	December 31,
	2008	2007

Impaired collateral-dependent loans	$21,262,518	$1,445,255

Average balance of impaired loans	$12,218,293	$3,996,347

Interest income recognized on
impaired loans	$278,550	$175,950

Our impaired loans at September 30, 2008 consist of six construction loans and two commercial real estate loans to three borrowers with a combined balance of $21.3 million. At September 30, 2008, our largest single group of impaired loans was comprised of three construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date.  These three loans, which were more than 90 days past due and on non-accrual status at September 30, 2008, are for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. As of September 30, 2008, $836,000 of our allowance for loan losses was allocated to these loans. Subsequent to September 30, 2008, based on a recently completed examination by the FDIC and management’s further review of this loan relationship, we determined to increase our allowance for loan losses allocated to these loans by $2.5 million through a provision for loan losses to be recognized in the quarter ending December 31, 2008.  Our second largest impaired loan at September 30, 2008 is a $3.6 million construction loan secured by a second mortgage on a 10-unit condominium project located in Philadelphia. This loan was also more than 90 days past due at September 30, 2008, but remained on accrual status, because all past due interest was brought current in October. Based on a recently received appraisal update on this project, we have determined to increase our allowance for loan losses allocated to this loan by an additional $3.4 million through a provision for loan losses in the quarter ending December 31, 2008.  We had allocated $180,000 of our allowance for loan losses to this project as of September 30, 2008. At September 30, 2008 and December 31, 2007, our non-performing loans amounted to 3.02% and 0.23% of loans receivable, respectively, and our allowance for loan losses amounted to 13.1% and 116.8% of non-performing loans, respectively. In light of current economic and market conditions, we expect that an additional provision for loan losses will be required in the fourth quarter of 2008 as a result of the ongoing review of the credit quality and loss characteristics of our loan portfolio.

Non-accrual loans at September 30, 2008 and December 31, 2007, amounted to approximately $15.8 million and $1.4 million, respectively. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 120 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off when they become 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at September 30, 2008 and December 31, 2007, amounted to approximately $22.0 million and $1.6 million, respectively. Our non-performing loans at September 30, 2008 consist primarily of the four construction loans discussed above.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the nine months ended September 30, 2008, $279,000 in cash basis interest income was recognized on impaired and non-accrual loans. For the nine months ended September 30, 2007, no cash basis interest income was recognized on impaired and non-accrual loans. Interest income foregone on non-accrual loans for the nine months ended September 30, 2008 and 2007 was approximately $308,000 in each period.

5.	DEFERRED INCOME TAXES

Items that gave rise to significant portions of the deferred tax balances are as follows:

	September 30, 2008	December 31, 2007

Deferred tax assets:
Allowance for loan losses	$982,664	$615,781
Deferred compensation	1,728,183	1,624,419
Unrealized loss on securities available-for-sale	139,457	-
Write-down of impaired investments	112,379	-
Property and equipment	123,819	90,375

Total deferred tax assets	3,086,502	2,330,575

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	-	(102,538)
Deferred loan fees, net	(321,295)	(319,199)
Other	(14,936)	(16,787)

Total deferred tax liabilities	(336,231)	(438,524)

Net deferred tax asset	$2,750,271	$1,892,051

6.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS

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

Employee Stock Ownership Plan

In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At September 30, 2008, the ESOP held approximately 1.7 million unallocated shares of Company common stock with a fair value of $17.6 million and approximately 218,000 allocated shares with a fair value of $2.2 million. During the three-month periods ended September 30, 2008 and 2007, approximately 24,000 and 33,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $234,000 and $310,000 in compensation expense, respectively. During the nine-month periods ended September 30, 2008 and 2007, approximately 72,000 and 63,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $711,000 and $669,000 in compensation expense, respectively.

Recognition and Retention Plan

In June 2005, the shareholders of Abington Community Bancorp approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 RRP Trust”) acquired 457,056 shares (adjusted for the second-step conversion exchange ratio) of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share (as adjusted). The Company made sufficient contributions to the 2005 RRP Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 RRP Trust under this plan. As of September 30, 2008, pursuant to the terms of the plan, 452,856 shares acquired by the 2005 RRP Trust have been granted to certain officers, employees and directors of the Company, with 4,200 shares remaining available for future grant. 2005 RRP shares generally vest at the rate of 20% per year over five years.

In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 RRP Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. As of September 30, 2008, pursuant to the terms of the plan, 485,700 shares acquired by the 2007 RRP Trust have been granted to certain officers, employees and directors of the Company, with 35,216 shares remaining available for future grant. 2007 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2005 and 2007 RRP as of September 30, 2008 and 2007, and changes during the nine months ended September 30, 2008 and 2007 are presented below. The number of shares and weighted average grant date fair value for the prior period have been adjusted for the exchange ratio as a result of our second-step conversion:

	Nine Months Ended September 30,
	2008		2007
	Number of shares	Weighted average grant date fair value	Number of shares	Weighted average grant date fair value

Nonvested at the beginning of the year	274,874	$7.54	366,285	$7.54
Granted	524,200	9.12	-	-
Vested	(89,971)	7.51	(89,971)	7.51
Forfeited	(42,700)	8.69	-	-

Nonvested at the end of the period	666,403	$8.71	276,314	$7.55

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and nine-month periods ended September 30, 2008, approximately 46,000 and 86,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $384,000 and $1.1 million in compensation expense, respectively. A tax benefit of approximately $181,000 and $423,000, respectively, was recognized during these periods. During the three- and nine-month periods ended September 30, 2007, approximately 23,000 and 69,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $172,000 and $516,000 in compensation expense, respectively. A tax benefit of approximately $130,000 and $247,000, respectively, was recognized during these periods. As of September 30, 2008, approximately $4.9 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At September 30, 2008, the weighted average remaining lives of the RRP awards was approximately 3.7 years.

Stock Options

In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of September 30, 2008, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan of which 19,900 shares remain available for grant.

In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of September 30, 2008, a total of 1,302,990 shares of common stock have been reserved for future issuance pursuant to the 2007 Option Plan of which 160,490 shares remain available for future grant.

A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of September 30, 2008 and 2007, and changes during the nine months ended September 30, 2008 and 2007 are presented below. The number of options and weighted average exercise price for the prior period have been adjusted for the exchange ratio as a result of our second-step conversion:

	Nine Months Ended September 30,
	2008		2007
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price

Outstanding at the beginning of the year	1,135,180	$7.74	1,065,680	$7.62
Granted	1,272,500	9.12	69,500	10
Exercised	-	-	-	-
Forfeited	(142,440)	8.69	-	-

Outstanding at the end of the period	2,265,240	$8.19	1,135,180	$7.74

Exercisable at the end of the period	635,772	$7.59	408,736	$7.51

The following table summarizes all stock options outstanding (as adjusted for the exchange ratio) under the Option Plan as of September 30, 2008:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
			(in years)

$7.51	980,800	$7.51	7.0	610,944	$7.51
8.35	7,200	8.35	7.4	2,880	8.35
9.11	1,142,500	9.11	9.6	-	-
9.63	94,500	9.63	9.2	13,900	9.63
10.18	40,240	10.18	8.4	8,048	10.18

Total	2,265,240	$8.19	8.4	635,772	$7.59

Intrinsic value	$3,772,862			$1,606,472

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

During the three and nine months ended September 30, 2008, approximately $221,000 and $638,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $62,000, respectively, was recognized during each of these periods. During the three and nine months ended September 30, 2007, approximately $101,000 and $296,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $9,000 and $27,000, respectively, was recognized during each of these periods. At September 30, 2008, approximately $3.0 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.2 years.

7.	COMMITMENTS AND CONTINGENCIES

The Bank had approximately $5.5 million in outstanding mortgage loan commitments at September 30, 2008. The commitments are expected to be funded within 90 days with all $5.5 million in fixed rate loans with interest rates ranging from 5.75% to 6.50%. The Bank had approximately $5.0 million in outstanding mortgage loan commitments at December 31, 2007. These loans were not originated for resale. Also outstanding at September 30, 2008 and December 31, 2007, were unused lines of credit totaling approximately $92.2 million and $65.2 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most of the Bank’s letters of credit expire within one year. At September 30, 2008 and December 31, 2007, the Bank had letters of credit outstanding of approximately $14.1 million and $17.2 million, respectively, of which $12.8 million and $15.8 million, respectively, were standby letters of credit.  At September 30, 2008 and December 31, 2007, the uncollateralized portion of the letters of credit extended by the Bank was approximately $24,000 and $97,000, respectively. At September 30, 2008 and December 31, 2007, all of the uncollateralized letters of credit were for standby letters of credit.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

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

Under SFAS No. 157, Fair Value Measurements, the Company groups its assets at fair value in three  levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

	●	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

●
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

●
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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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

Impaired Loans— A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at September 30, 2008, are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, we classify impaired loans as Level 3. The valuation allowances recognized during the quarter are discussed in Note 4.

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

The table below presents the balances of asset measured at fair value on a recurring basis:

	September 30, 2008

	Total	Level 1	Level 2	Level 3

Investments securities
available for sale	$78,441,097	$2,726,219	$75,714,878	$-
Mortgage-backed securities
available for sale	119,886,015	-	119,886,015	-

Total	$198,327,112	$2,726,219	$195,600,893	$-

For assets measured at fair value on a nonrecurring basis in 2008 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment an the carrying value of the related individual assets or portfolios at September 30, 2008:

	September 30, 2008

					Total
					Gains
	Total	Level 1	Level 2	Level 3	(Losses)

Impaired loans	$21,262,518	$-	$-	$21,262,518	$-
Real estate owned	3,080,714	-	-	3,080,714	-

Total	$24,343,232	$-	$-	$24,343,232	$-

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

We earned net income of $2.4 million for the quarter ended September 30, 2008, representing an increase of $305,000 or 14.7% over the comparable 2007 period. Basic and diluted earnings per share increased to $0.11 and $0.10, respectively, for the quarter compared to $0.09 for each for the third quarter of 2007. Additionally, we reported net income of $6.0 million for the nine months ended September 30, 2008, representing an increase of $1.1 million or 22.2% over the comparable 2007 period. Basic and diluted earnings per share increased to $0.27 and $0.26, respectively, for the first nine months of 2008 compared to $0.21 for each for the first nine months of 2007.

The increase reported in net income for the three-month and nine-month periods was primarily driven by an increase in our net interest income, as well as an increase in our income on bank owned life insurance (“BOLI”). These increases were partially offset by increases in our provisions for loan losses to $309,000 and $1.0 million, respectively, for the three and nine months ended September 30, 2008, as well as to increases in our non-interest expenses. Based upon events subsequent to September 30, 2008, we expect an additional provision for loan losses of at least $5.9 million to be recognized in the quarter ending December 31, 2008.

Net interest income was $7.7 million and $22.1 million for the three months and nine months ended September 30, 2008, respectively, representing increases of 8.1% and 19.5%, respectively, over the comparable 2007 periods. The increases in our net interest income were primarily due to decreases in our interest expense. Our average interest rate spread and net interest margin for the third quarter of 2008 increased to 2.37% and 2.99%, respectively, from 1.92% and 2.89%, respectively, for the third quarter of 2007. Our average interest rate spread and net interest margin for the first nine months of 2008 increased to 2.17% and 2.88%, respectively, from 1.90% and 2.65%, respectively, for the first nine months of 2007.

The Company’s total assets increased $80.9 million, or 7.5%, to $1.16 billion at September 30, 2008 compared to $1.08 billion at December 31, 2007, due primarily to increases in the aggregate balance of mortgage-backed securities and loans receivable, partially offset by a decrease in the balance of  cash and cash equivalents and investment securities. Our total deposits increased $21.7 million or 3.6% to $631.3 million at September 30, 2008 compared to $609.6 million at December 31, 2007. The increase during the first nine months of 2008 was due to growth in core deposits. Advances from the Federal Home Loan Bank (“FHLB”) increased $62.5 million or 33.0% to $252.0 million at September 30, 2008. Our total stockholders’ equity decreased to $244.2 million at September 30, 2008 from $249.9 million at December 31, 2007 due primarily to the purchase of shares of the Company’s common stock by the 2007 Recognition and Retention Plan Trust (the “2007 RRP trust”), as well as to the repurchase of shares by the Company as part of our stock repurchase plan.

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

Under SFAS No. 157, Fair Value Measurements, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

●
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

●
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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2008, we did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements. We did have assets that were measured at fair value on a nonrecurring basis that use Level 3 measurements. See Note 8 in the Notes to the Unaudited Consolidated Financial Statements herein for further description of our fair value measurements.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

The Company’s total assets increased $80.9 million, or 7.5%, to $1.16 billion at September 30, 2008 compared to $1.08 billion at December 31, 2007. Our total cash and cash equivalents decreased $13.0 million or 19.1% during the first nine months of 2008 as we redeployed certain of our interest-bearing deposits in other banks to purchase additional securities. Our mortgage-backed securities increased by an aggregate of $64.1 million as purchases of $97.0 million outpaced repayments, maturities and sales aggregating $33.3 million. Our investment securities decreased $20.3 million in the aggregate due primarily to $47.4 million in calls, maturities and sales of agency bonds partially offset by $15.0 million in purchases of additional agency bonds and $13.6 million of municipal bonds. Net loans receivable increased $43.0 million or 6.3% during the first nine months of 2008. The largest loan growth occurred in construction loans, which increased $34.6 million, one- to four-family residential loans, which increased $26.1 million, and multi-family residential and commercial loans, which increased $11.7 million. These increases were partially offset by decreases in all other categories of loans. Real estate owned (“REO”) increased $1.5 million or 97.7% to $3.1 million at September 30, 2008 compared to $1.6 million at December 31, 2007. The majority of this increase occurred during the first quarter of 2008, when, as previously disclosed, we foreclosed on the collateral properties securing three commercial real estate loans to one borrower with an aggregate balance of $977,000. The remainder of the increase in real estate owned was due to improvements made to existing REO properties. Our FHLB stock increased $3.3 million or 29.9% as a result of our increased utilization of advances from the FHLB as a source of funding.

Our total deposits increased $21.7 million or 3.6% to $631.3 million at September 30, 2008 compared to $609.6 million at December 31, 2007. The increase during the first nine months of 2008 was due to growth in core deposits. During this period, our savings and money market accounts grew $36.4 million, or 38.1%, and our checking accounts grew $2.1 million, or 2.2%, resulting in an increase to core deposits of $38.5 million, or 19.7%. Our certificate accounts decreased $16.8 million or 4.1%. Advances from the FHLB increased $62.5 million or 33.0% to $252.0 million at September 30, 2008. As previously stated, our increased utilization of advances from the FHLB has been part of a strategic decision to replace high-rate certificates of deposit with lower cost sources of funding in the current interest rate environment. Our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $3.0 million or 16.9% during the first nine months of 2008 to $20.4 million at September 30, 2008.

Our total stockholders’ equity decreased to $244.2 million at September 30, 2008 from $249.9 million at December 31, 2007. The decrease was due primarily to the purchase of approximately 521,000 shares of the Company’s common stock by the 2007 Recognition and Retention Plan Trust (the “2007 RRP trust”) for approximately $5.4 million in the aggregate.  Additionally, the Company purchased approximately 511,000 shares of the Company’s common stock during the third quarter of 2008 for approximately $4.9 million as part of our previously announced stock repurchase plan. Partially offsetting these decreases was a $2.7 million increase in retained earnings during the first nine months of 2008 as our net income of $6.0 million was partially offset by a reduction of $3.4 million resulting from the payment of our quarterly dividends.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2008, our cash and cash equivalents amounted to $55.1 million.  In addition, at such date we had $1.7 million in investment securities scheduled to mature within the next 12 months.  Our available for sale investment and mortgage-backed securities amounted to an aggregate of $198.3 million at September 30, 2008.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2008, we had certificates of deposit maturing within the next 12 months amounting to $311.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the nine months ended September 30, 2008, and the year ended December 31, 2007, the average balance of our outstanding FHLB advances was $196.7 million and $183.4 million, respectively.  At September 30, 2008, we had $252.0 million in outstanding FHLB advances and we had $362.4 million in additional FHLB advances available to us.

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

Our stockholders’ equity amounted to $244.2 million at September 30, 2008, compared to stockholders’ equity of $249.9 million at December 31, 2007. During 2007, we raised $134.7 million in net proceeds received from our second-step conversion and stock offering. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank.

The net proceeds received by the Bank have further strengthened its capital position, which already exceeded all regulatory requirements (see table below). While these proceeds were initially invested in short-term, liquid investments to earn a market rate of return, our long-term plan continues to be to leverage our capital through retail deposit and loan growth. Specifically, we are using the net proceeds received by the Bank to fund new loans, to invest in mortgage-backed securities, to finance the expansion of our business activities, including developing new branch locations and for general corporate purposes. Towards this goal, we opened our newest branch location in Hatboro, Pennsylvania in the third quarter of 2008 after opening four new branches in 2007. Although these branches will require a period of time to generate sufficient revenues to offset their costs, our ongoing branch expansion is a key component of our long-term business strategy.

The net proceeds held by the Company are on deposit with the Bank. These proceeds have been used, in part, to pay quarterly dividends to our shareholders. The Company’s quarterly dividend was increased to $0.045 per share in September 2007 and then to $0.05 per share in March 2008. In July 2008, we announced plans to utilize a portion of our capital to repurchase up to 5% of the outstanding shares of the Company, or 1,221,772 shares. As of September 30, 2008, we had repurchased approximately 511,000 shares of the Company’s common stock for approximately $4.9 million, paying an average price of $9.61 per share. The repurchase plan will benefit our shareholders by improving the Company’s return on equity and earnings per share as well as aid us in managing our strong capital position. In the long term, these proceeds may also be used to invest in securities and to finance the possible acquisition of financial institutions or branch offices or other businesses that are related to banking. Although we currently have no plans, understandings or agreements with respect to any specific acquisitions, we are constantly considering potential opportunities to increase long-term shareholder value.

The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	September 30, 2008	December 31, 2007	Regulatory Minimum	To Be Well Capitalized
Capital Ratios:
Tier 1 leverage ratio	15.03%	15.45%	4.00%	5.00%
Tier 1 risk-based capital ratio	23.11	24.22	4.00	6.00
Total risk-based capital ratio	23.50	24.49	8.00	10.00

In light of the Company’s strong capital base, its earnings, growth, prospects and business strategy, and in consideration of the Bank’s regulatory capital, which is significantly in excess of well capitalized levels, we have decided not to seek federal funds through the Capital Purchase Program recently announced by the U.S. Treasury, although we believe we would be eligible for such funds.

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

At September 30, 2008, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

Compensation expense on Recognition and Retention Plan shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and nine-month periods ended September 30, 2008, approximately 46,000 and 86,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $384,000 and $1.1 million in compensation expense, respectively. A tax benefit of approximately $181,000 and $423,000, respectively, was recognized during these periods. During the three- and nine-month periods ended September 30, 2007, approximately 23,000 and 69,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $172,000 and $516,000 in compensation expense, respectively. A tax benefit of approximately $130,000 and $247,000, respectively, was recognized during these periods. As of September 30, 2008, approximately $4.9 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At September 30, 2008, the weighted average remaining lives of the RRP awards was approximately 3.7 years.

During the three and nine months ended September 30, 2008, approximately $221,000 and $638,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $62,000, respectively, was recognized during each of these periods. During the three and nine months ended September 30, 2007, approximately $101,000 and $296,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $9,000 and $27,000, respectively, was recognized during each of these periods. At September 30, 2008, approximately $3.0 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 3.2 years.

The Company also has an employee stock ownership plan (“ESOP”). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three-month periods ended September 30, 2008 and 2007, approximately 24,000 and 33,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $234,000 and $310,000 in compensation expense, respectively. During the nine-month periods ended September 30, 2008 and 2007, approximately 72,000 and 63,000 shares, respectively, were committed to be released to participants, resulting in recognition of approximately $711,000 and $669,000 in compensation expense, respectively.

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition.  Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2008 and December 31, 2007, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash   requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer.  The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2008 and December 31, 2007, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $157.8 million and $126.0 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions.  Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management's evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most of the Bank’s letters of credit expire within one year. At September 30, 2008 and December 31, 2007, the Bank had letters of credit outstanding of approximately $14.1 million and $17.2 million, respectively, of which $12.8 million and $15.8 million, respectively, were standby letters of credit.  At September 30, 2008 and December 31, 2007, the uncollateralized portion of the letters of credit extended by the Bank was approximately $24,000 and $97,000, respectively. At September 30, 2008 and December 31, 2007, all of the uncollateralized letters of credit were for standby letters of credit.

The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2008.

		Amount of Commitment Expiration - Per Period
	Total Amounts Committed	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years
	(In Thousands)
Letters of credit	$14,086	$13,564	$517	$--	$5
Recourse obligations on loans sold	185	--	--	--	185
Commitments to originate loans	5,532	5,532	--	--	--
Unused portion of home equity lines of credit	23,651	--	--	--	23,651
Unused portion of commercial lines of credit	68,524	68,524	--	--	--
Undisbursed portion of construction loans in process	60,090	19,177	40,913	--	--
Total commitments	$172,068	$106,797	$41,430	$--	$23,841

The following table summarizes our contractual cash obligations at September 30, 2008.

		Payments Due By Period
	Total	To 1 Year	Over 1 to 3 Years	Over 4 to 5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$397,801	$311,797	$56,637	$14,293	$15,074
FHLB advances	252,043	113,128	65,651	23,867	49,397
Repurchase agreements	20,407	20,407	--	--	--
Total debt	272,450	133,535	65,651	23,867	49,397
Operating lease obligations	7,360	845	1,745	1,512	3,258
Total contractual obligations	$677,611	$446,177	$124,033	$39,672	$67,729

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

General.  We earned net income of $2.4 million for the quarter ended September 30, 2008, representing an increase of $305,000 or 14.7% over the comparable 2007 period. Basic and diluted earnings per share increased to $0.11 and $0.10, respectively, for the quarter compared to $0.09 for each for the third quarter of 2007. Net interest income was $7.7 million for the three months ended September 30, 2008, representing an increase of 8.1% over the comparable 2007 period. The increase in our net interest income was due to a reduction in our interest expense, which was partially offset by a decrease in our interest income. Our average interest rate spread and net interest margin for the third quarter of 2008 increased to 2.37% and 2.99%, respectively, from 1.92% and 2.89%, respectively, for the third quarter of 2007.

Interest Income. Our total interest income for the three months ended September 30, 2008 decreased $888,000 or 6.0% over the comparable 2007 period to $14.0 million. The decrease occurred as growth in the average balance of our total interest-earning assets was offset by a decrease in the average yield earned on our total interest-earning assets. The average balance of our other interest-earning assets decreased $62.5 million, quarter-over-quarter, as these funds were reinvested in mortgage-backed securities and loans. The average balance of our mortgage-backed securities increased $71.7 million to $197.1 million for the third quarter of 2008 from $125.4 million for the third quarter of 2007. The average balance of our loans receivable increased $38.8 million to $699.1 million for the third quarter of 2008 from $660.3 million for the third quarter of 2007. Although the average yield on our mortgage-backed securities increased 48 basis points for the third quarter of 2008 compared to the third quarter of 2007, the average yield on all other categories of interest-earning assets decreased quarter-over-quarter, including an 88 basis point decrease in the average yield on our loans receivable, a 43 basis point decrease in the average yield on our investment securities, and a 212 basis point decrease in the average yield on our other interest-earning assets. These decreases in yield were the result of the current interest rate environment, in which the Federal Reserve Board’s Open Market Committee cut the federal funds rate by 300 basis points from September 2007 to September 2008.

Interest Expense.  Our total interest expense for the three months ended September 30, 2008 decreased $1.5 million or 18.9% from the comparable 2007 period to $6.3 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 105 basis points to 3.05% for the third quarter of 2008 from 4.10% for the third quarter of 2007. The average rate we paid on our total deposits decreased 127 basis points, quarter-over-quarter, driven by a 173 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total interest-bearing liabilities increased $68.6 million to $823.6 million for the quarter ended September 30, 2008 from $754.9 million for the quarter ended September 30, 2007. Our average deposit balance grew by $30.6 million over this same period, with all of the growth attributable to core deposits. The average balance of our advances from the FHLB increased $39.9 million or 23.4% to $210.7 million for the quarter ended September 30, 2008 from $170.8 million for the quarter ended September 30, 2007. Our increased utilization of advances from the FHLB has been part of a strategic decision to replace high-rate certificates of deposit with lower-cost sources of funding in the current interest rate environment.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$102,286	$1,158	4.53%	$105,447	$1,307	4.96%
Mortgage-backed securities	197,102	2,375	4.82	125,382	1,359	4.34
Loans receivable(2)	699,101	10,267	5.87	660,290	11,141	6.75
Other interest-earning assets	36,102	207	2.29	98,616	1,088	4.41
Total interest-earning assets	1,034,591	14,007	5.42	989,735	14,895	6.02
Cash and non-interest bearing balances	22,782			24,488
Other non-interest-earning assets	70,247			43,229
Total assets	$1,127,620			$1,057,452
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$125,169	518	1.66	$95,429	321	1.35
Checking accounts	64,096	5	0.03	59,928	10	0.07
Certificate accounts	401,901	3,320	3.30	405,204	5,093	5.03
Total deposits	591,166	3,843	2.60	560,561	5,424	3.87
FHLB advances	210,680	2,342	4.45	170,770	2,053	4.81
Other borrowings	21,705	91	1.68	23,584	264	4.48
Total interest-bearing liabilities	823,551	6,276	3.05	754,915	7,741	4.10
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	43,111			40,772
Real estate tax escrow accounts	3,085			2,672
Other liabilities	11,310			13,408
Total liabilities	881,057			811,767
Stockholders’ equity	246,563			245,685
Total liabilities and stockholders’ equity	$1,127,620			$1,057,452
Net interest-earning assets	$211,040			$234,820
Net interest income; average Interest rate spread		$7,731	2.37%		$7,154	1.92%
Net interest margin(3)			2.99%			2.89%
___________________________
(1)
Investment securities for the 2008 period include 126 tax-exempt municipal bonds with an aggregate average balance of $38.6 million and an average yield of 3.9%. Investment securities for the 2007 period include 54 tax-exempt municipal bonds with an aggregate average balance of $20.8 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a $309,000 provision for loan losses during the third quarter of 2008 compared to a provision of $163,000 during the third quarter of 2007. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. As of September 30, 2008, our allowance for loan losses amounted to $2.9 million, or 0.4% of total loans, compared to $1.8 million at December 31, 2007. Our loan portfolio at September 30, 2008 included an aggregate of $22.0 million of non-performing loans compared to $1.6 million of non-performing loans at December 31, 2007. At September 30, 2008, our largest single group of non-performing loans was comprised of three construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date.  These three loans, which were more than 90 days past due, on non-accrual status and considered impaired at September 30, 2008, are for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. As of September 30, 2008, $836,000 of our allowance for loan losses was allocated to these loans.  Subsequent to September 30, 2008, based on a recently completed examination by the FDIC and management’s further review of this loan relationship, we determined to increase our allowance for loan losses allocated to these loans by $2.5 million through a provision for loan losses to be recognized in the quarter ending December 31, 2008.  Our second largest non-performing loan at September 30, 2008 is a $3.6 million construction loan secured by a second mortgage on a 10-unit condominium project located in Philadelphia. This loan was also more than 90 days past due and deemed to be impaired at September 30, 2008, but remained on accrual status, because all past due interest was brought current in October. Based on a recently received appraisal update on this project, we have determined to increase our allowance for loan losses allocated to this loan by an additional $3.4 million through a provision for loan losses in the quarter ending December 31, 2008.  We had allocated $180,000 of our allowance for loan losses to this project as of September 30, 2008. At September 30, 2008 and December 31, 2007, our non-performing loans amounted to 3.02% and 0.23% of loans receivable, respectively, and our allowance for loan losses amounted to 13.1% and 116.8% of non-performing loans, respectively. In light of current economic and market conditions, we expect that an additional provision for loan losses will be required in the fourth quarter of 2008 as a result of the ongoing review of the credit quality and loss characteristics of our loan portfolio.

Non-interest Income. Our total non-interest income for the third quarter of 2008 amounted to $984,000, representing an increase of $201,000 or 25.7% from the third quarter of 2007. The increase was due primarily to an increase in income on BOLI of $189,000. The increase in income on BOLI resulted mainly from the purchase of $20.0 million of additional BOLI during the third quarter of 2007.

Non-interest Expenses. Our total non-interest expenses for the third quarter of 2008 amounted to $5.2 million, representing an increase of $328,000 or 6.8% from the third quarter of 2007. The largest increases were in salaries and employee benefits, director compensation, and other non-interest expenses. Salaries and employee benefits expense increased $84,000 or 3.2%, quarter-over-quarter, due largely to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs. Salaries and employee benefits expense also increased due to an additional expense of $237,000 recognized during the third quarter of 2008 as the result of the issuance of awards to officers and employees under the 2007 SOP and the 2007 RRP which were approved by shareholders in January 2008. These increases were partially offset by two additional items. First, the expense for our ESOP, which is based on the price of our common stock during the period, decreased $76,000, quarter-over-quarter, due primarily to a decline in the average market price of our common stock. Second, the expense recognized for our defined benefit pension plan decreased $359,000, quarter-over-quarter. This decrease in pension plan expense was due to the retirement of one of our executive officers as of September 30, 2008 and his corresponding forfeiture of benefits accumulated under the plan. Director compensation increased $109,000 or 94.2%, quarter-over-quarter, primarily due to the issuance of awards to directors under the 2007 SOP and the 2007 RRP. Other non-interest expenses increased $119,000 or 21.5%, quarter-over-quarter, due primarily to a $67,000 increase in deposit insurance premiums, $29,000 in expenses for real estate owned, and an $18,000 increase in ATM expense.

Income Tax Expense. Income tax expense was approximately $877,000 for both the third quarter of 2008 and the third quarter of 2007. Our effective tax rate improved to 26.9% for the quarter ended September 30, 2008, from 29.7% for quarter ended September 30, 2007. This occurred in part due to purchases of additional tax-exempt investments, including municipal bonds and BOLI, that allowed our tax-exempt income to increase as other sources of income were increasing. Our provision for income taxes was increased as a result of the increase in our pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

General.  We earned net income of $6.0 million for the nine months ended September 30, 2008, representing an increase of $1.1 million or 22.2% over the comparable 2007 period. Basic and diluted earnings per share increased to $0.27 and $0.26, respectively, for the first nine months of 2008 compared to $0.21 for each for the first nine months of 2007. Net interest income was $22.1 million for the nine months ended September 30, 2008 representing an increase of 19.5% over the comparable 2007 period. As was the case for the three-month period, the increase in our net interest income for the nine-month period was primarily driven by a decrease in our interest expense, however, for the nine-month period this decrease was augmented by an increase in our interest income. Our average interest rate spread and net interest margin for the first nine months of 2008 increased to 2.17% and 2.88%, respectively, from 1.90% and 2.65%, respectively, for the first nine months of 2007.

Interest Income.  Our total interest income nine months ended September 30, 2008 increased $441,000 or 1.1% over the comparable 2007 period to $42.2 million. This increase occurred as growth in the average balance of our total interest-earning assets offset a decrease in the average yield earned on our interest-earning assets. As was the case for the three-month periods, the largest period-over-period growth occurred in mortgage-backed securities and loans. The average balance of our mortgage-backed securities increased $43.8 million to $172.8 million for the first nine months of 2008 from $129.0 million for the first nine months of 2007. The average balance of our loans receivable increased $58.6 million to $695.5 million for the first nine months of 2008 from $637.0 million for the first nine months of 2007. Similar to the three-month period, the average yield on our mortgage-backed securities increased 27 basis points for the first nine months of 2008 compared to the first nine months of 2007, while the average yield on all other categories of interest-earning assets decreased period-over-period, including a 68 basis point decrease in the average yield on our loans receivable, an eight basis point decrease in the average yield on our investment securities, and a 129 basis point decrease in the average yield on our other interest-earning assets.

Interest Expense.  Our total expense for the nine months ended September 30, 2008 decreased $3.2 million or 13.6% over the comparable 2007 period to $20.1 million. As was the case in the three-month period, the decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 77 basis points to 3.32% for the first nine months of 2008 from 4.09% for the first nine months of 2007. The average rate we paid on our total deposits decreased 90 basis points, period-over-period, driven by a 125 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total interest-bearing liabilities increased $48.6 million to $807.0 million for the nine months ended September 30, 2008 from $758.4 million for the nine months ended September 30, 2007. Our average deposit balance grew by $32.5 million over this same period, with approximately 62.9% of that growth occurring in core deposits. The average balance of our advances from the FHLB increased $15.7 million or 8.7% period-over-period.

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

	Nine Months Ended September 30,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$107,868	$3,690	4.56%	$101,968	$3,550	4.64%
Mortgage-backed securities	172,752	5,920	4.57	128,998	4,160	4.30
Loans receivable(2)	695,546	31,583	6.05	636,958	32,171	6.73
Other interest-earning assets	49,570	1,031	2.77	62,483	1,903	4.06
Total interest-earning assets	1,025,736	42,224	5.49	930,407	41,784	5.99
Cash and non-interest bearing balances	22,826			20,484
Other non-interest-earning assets	63,104			35,392
Total assets	$1,111,666			$986,283
Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$111,498	1,278	1.53	$94,917	900	1.26
Checking accounts	62,470	14	0.03	58,575	18	0.04
Certificate accounts	415,225	11,723	3.76	403,160	15,135	5.01
Total deposits	589,193	13,015	2.95	556,652	16,053	3.85
FHLB advances	196,684	6,755	4.58	181,004	6,529	4.81
Other borrowings	21,126	321	2.03	20,765	683	4.39
Total interest-bearing liabilities	807,003	20,091	3.32	758,421	23,265	4.09
Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	41,425			42,836
Real estate tax escrow accounts	3,529			3,105
Other liabilities	11,093			11,146
Total liabilities	863,050			815,508
Stockholders’ equity	248,616			170,775
Total liabilities and stockholders’ equity	$1,111,666			$986,283
Net interest-earning assets	$218,733			$171,986
Net interest income; average Interest rate spread		$22,133	2.17%		$18,519	1.90%
Net interest margin(3)			2.88%			2.65%
___________________________
(4)
Investment securities for the 2008 period include 126 tax-exempt municipal bonds with an aggregate average balance of $34.2 million and an average yield of 3.9%. Investment securities for the 2007 period include 54 tax-exempt municipal bonds with an aggregate average balance of $20.5 million and an average yield of 4.2%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(5)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(6)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a $1.0 million provision for loan losses during the first nine months of 2008 compared to a provision of $273,000 during the first nine months of 2007. The 2008 provision was taken primarily in relation to certain impaired loans, as previously discussed for the quarter ended September 30, 2008.

Non-interest Income. Our total non-interest income for the first nine months of 2008 amounted to $2.8 million, representing an increase of $603,000 or 27.6% from the first nine months of 2007. The increase in total non-interest income for the nine-month period was primarily due to an increase in income on BOLI of $790,000 and a gain on sale of investments of $146,000 that were partially offset by a securities impairment charge of $331,000. The impairment charge was taken during the second quarter of 2008 with no such charge in 2007. The impairment charge was taken to write-down the carrying value of our investment in a mortgage-backed securities based mutual fund to its fair value of $3.0 million at June 30, 2008, based on our determination that the investment, the AMF Ultra Short Mortgage Fund, was other-than-temporarily impaired at such date. At the time, there had been recent credit rating downgrades in certain of the private label mortgage-backed securities held by the fund. During the third quarter, the fair value of the fund continued to decline, and at September 30, 2008, the fair value of our investment in the fund had decreased to $2.7 million. Although our investment in this fund is recorded at fair value in our balance sheet, no additional impairment charge was recognized during the third quarter. Based on our evaluation of the fund at September 30, 2008, we determined that the additional decrease in the value of the fund since June 30, 2008, more likely than not, is recoverable. We believe that the majority of the securities held by the fund will continue to perform, however, we are continuing to monitor this fund, and it is possible that additional impairment charges will be recorded in subsequent quarters.

Non-interest Expenses. Our total non-interest expenses for the first nine months of 2008 amounted to $15.7 million, representing an increase of $2.1 million or 15.7% from the first nine months of 2007. As was the case with the three-month period, the largest increases for the nine-month period were in salaries and employee benefits, director compensation and other non-interest expenses. Additionally, occupancy expense increased $183,000, period-over-period, and professional services expense increased $123,000, period-over-period. The causes for the increases in salaries and employee benefits, director compensation and other non-interest expense over the nine-month periods mirrored the causes for the increases for such items in the three-month periods. Salaries and employee benefits expense increased $1.2 million or 16.0%, period-over-period, due largely to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs, as well as an additional expense of $632,000 recognized during the first nine months of 2008 for the issuance of awards to officers and employees under the 2007 SOP and the 2007 RRP. Additionally, the expense for our ESOP increased $42,000, period-over-period. These increases were partially offset by a $354,000 decrease in the expense recognized for our defined benefit pension plan due, as previously stated, to the retirement of one of our executive officers. Directors compensation increased $278,000 or 78.3%, period-over-period, primarily due to the issuance of awards under our 2007 SOP and 2007 RRP. Other non-interest expenses increased $324,000 or 19.5%, period-over-period, due primarily to a $73,000 increase in deposit insurance premiums, $82,000 in expenses for real estate owned, a $39,000 increase in ATM expense, a $31,000 increase in appraisal fees, and a $24,000 increase in printing and office supplies. Occupancy expense increased by $183,000 or 13.0%, period-over-period, primarily as a result of our additional branches opened in Chalfont and Spring House, Pennsylvania, during 2007 as well as additional equipment and computer costs for all of our facilities. Professional services expense increased $123,000 or 16.0%, period-over-period, due to increases in both legal and accounting fees. The increase in legal fees was due in part to expenses related to the special meeting of shareholders held in January 2008 as well as expenses incurred in connection with the resolution of certain non-performing loans.

Income Tax Expense. Income tax expense for the first nine months of 2008 amounted to $2.1 million compared to $1.9 million for the first nine months of 2007. Our effective tax rate improved to 26.1% for the nine months ended September 30, 2008, from 28.0% for the nine months ended September 30, 2007. As was the case for the quarter ended September 30, 2008, the improvement in our effective tax rate for the nine-month period occurred in part due to purchases of additional tax-exempt investments, including municipal bonds and BOLI, that allowed our tax-exempt income to increase as other sources of income were increasing. Our provision for income taxes was increased as a result of the increase in our pre-tax income.

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread.  We monitor interest rate risk as such risk relates to our operating strategies.  We have established an Asset/Liability Committee, which is comprised of our President and Chief Executive Officer, three Senior Vice Presidents and one Vice President of Lending, and which is responsible for reviewing our asset/liability policies and interest rate risk position.  The Asset/Liability Committee meets on a regular basis.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

In recent years, we primarily have utilized the following strategies in our efforts to manage interest rate risk:

●
we have increased our originations of shorter term loans and/or loans with adjustable rates of interest, particularly construction loans, commercial real estate and multi-family residential mortgage loans and home equity lines of credit;

●	we have attempted to match fund a portion of our securities portfolio with borrowings having similar expected lives;

●	we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

●	we have invested in securities with relatively short anticipated lives, generally three to five years, and increased our holding of liquid assets.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%.  This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank.  In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy.  Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy.  In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 11.61% at September 30, 2008, compared to a negative 9.04% at December 31, 2007. We have increased our originations of commercial real estate and multi-family residential real estate loans, construction loans, home equity lines and commercial business loans in recent periods. This has been done, in part, because such loans generally have shorter terms to maturity than single-family residential mortgage loans and are more likely to have floating or adjustable rates of interest, thereby increasing the amount of our interest rate sensitive assets in the one- to three-year time horizon.  By increasing the amount of our interest rate sensitive assets in the one-to three-year time horizon, we felt that we better positioned ourselves to benefit from a rising interest rate environment because the average interest rates on our loans would increase as general market rates of interest were increasing.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 10% to 26%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 9% to 63%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable	$273,667	$57,170	$159,255	$90,058	$132,489	$712,639
Mortgage-backed securities	29,143	20,498	47,912	29,825	77,765	205,143
Investment securities	11,484	--	8,255	42,645	36,877	99,261
Other interest-earning assets	47,184	--	--	--	--	47,184
Total interest-earning assets	$361,478	$77,668	$215,422	$162,528	$247,131	$1,064,227
Interest-bearing liabilities:
Savings and money market accounts	$19,937	$19,937	$49,384	$22,716	$19,739	$131,713
Checking accounts	--	--	--	--	63,269	63,269
Certificate accounts	283,356	50,448	34,630	14,293	15,074	397,801
FHLB advances	144,146	35,708	28,523	12,889	30,777	252,043
Other borrowed money	20,407	--	--	-	--	20,407
Total interest-bearing liabilities	$467,846	$106,093	$112,537	$49,898	$128,859	$865,233

Interest-earning assets less interest-bearing liabilities	$(106,368)	$(28,425)	$102,885	$112,630	$118,272	$198,994

Cumulative interest-rate sensitivity gap(2)	$(106,368)	$(134,793)	$(31,908)	$80,722	$198,994

Cumulative interest-rate gap as a percentage of total assets at September 30, 2008	(9.17)%	(11.61)%	(2.75)%	6.96%	17.15%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2008	77.26%	76.51%	95.35%	110.96%	123.00%
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

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan or Programs (2)
July 1 – July 31, 2008 (1)	14,090	9.16	--	1,221,772
August 1 – August 31, 2008	390,257	9.53	390,257	831,515
September 1 – September 30, 2008	121,095	9.88	121,095	710,420

Total	525,442	$9.60	511,352	710,420

(1)
Shares purchased during the month of July were acquired as part of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

(2)
On  July 31, 2008, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,221,772 shares. The repurchase program is scheduled to terminate as of July 31, 2009.

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

ABINGTON BANCORP, INC.

Date: November 10, 2008	By:	/s/ Robert W. White
Robert W. White
Chairman, President and
Chief Executive Officer

Date: November 10, 2008	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and
Chief Financial Officer