Form 10-K
period 2008-12-31
ABINGTON BANCORP, INC./PA
filed 2009-03-13
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008.
OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
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
☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2008, which excludes 3,617,151 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $190.0 million. This figure is based on the closing price of $9.12 per share of the Registrant’s common stock on June 30, 2008, the last business day of the Registrant’s second fiscal quarter.
The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of March 3, 2009 was 22,284,428.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

ABINGTON BANCORP, INC.

PART I
ITEM 1. BUSINESS
General
Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiary, ASB Investment Co. As of December 31, 2008, the Company, on a consolidated basis, had total assets of $1.19 billion, total deposits of $665.0 million, and total stockholders’ equity of $238.1 million.
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
On June 27, 2007, Abington Bancorp, Inc. was organized as the new stock-form holding company for the Bank and as successor to Abington Community Bancorp, the predecessor mid-tier holding company for the Bank. A total of 13,965,600 new shares of common stock of the Company (“Common Stock”) were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.7 million, net of offering costs of approximately $5.0 million. As part of the conversion, outstanding public shares of Abington Community Bancorp, Inc. (other than the shares owned by Abington Mutual Holding Company, the former mutual holding company for the Bank) were exchanged for 1.6 shares of Company Common Stock. The exchange resulted in an additional 10,494,640 outstanding shares of Common Stock of the Company for a total of 24,460,240 outstanding shares of Common Stock as of the closing of the second-step conversion. Treasury stock held by Abington Community Bancorp as of the June 27, 2007 closing date was cancelled. For further information on the Company’s second-step conversion, see Note 18 in the Notes to the Consolidated Financial Statements in Item 8 herein.
Abington Bank is a community-oriented savings bank, which was originally organized in 1867 and is headquartered in Jenkintown, Pennsylvania, approximately eight miles north of center city Philadelphia. Our banking office network currently consists of our headquarters and main office, twelve other full-service branch offices and seven limited service branch offices. In addition, we maintain a loan processing office in Jenkintown, Pennsylvania. Thirteen of our banking offices are located in Montgomery County, Pennsylvania, four are in neighboring Bucks County, Pennsylvania and one is in Delaware County, Pennsylvania. Our limited service offices have limited hours of operation and/or are limited to serving customers who live or work in the community in which the limited service office is located. Four of our limited service offices are located in retirement or age restricted communities. We maintain ATMs at all of our banking offices and we also have two off-site ATMs, located at a local grocery store and a local college. We also provide on-line banking and telephone banking services.

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
Forward Looking Statements
This document contains forward-looking statements, which can be identified by reference to a future period or periods or by the use of words such as “would be,” “will,” “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and similar expressions or the negative thereof. These forward-looking statements include:
•	statements of goals, intentions and expectations;

•	statements regarding prospects and business strategy;

•	statements regarding asset quality and market risk; and

•	estimates of future costs, benefits and results.
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

Any of the forward-looking statements that we make in this Form 10-K and in other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.
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
Lending Activities
General. At December 31, 2008, our net loan portfolio totaled $756.6 million or 63.6% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. In addition, we have been making construction loans to homebuilders and others for more than 30 years. Although we have increased our construction lending activities in recent years, we expect the growth in our construction loan portfolio to slow significantly in 2009 as a result of, among other factors, the current economic environment. We also originate commercial real estate and multi-family (over four units) residential mortgage loans. While we have increased our emphasis on originating these types of loans in recent years, and, while we will continue to originate these types of loans in a prudent manner, we expect that lending opportunities will be limited in 2009, again as a result of, among other factors, the current economic environment. We also originate home equity lines of credit, commercial business loans and consumer loans.
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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)

Real estate loans:
One- to four-family residential	$452,923	55.00%	$424,141	57.28%	$375,744	57.55%	$323,710	54.88%	$243,705	54.69%
Commercial real estate and multi-family residential	102,089	12.40	77,138	10.42	92,428	14.16	76,647	12.99	74,642	16.75
Construction	219,542	26.66	168,711	22.79	134,976	20.67	132,789	22.51	83,253	18.68
Home equity lines of credit	27,119	3.30	33,091	4.47	33,953	5.20	41,063	6.96	32,049	7.19

Total real estate loans	801,673	97.36	703,081	94.96	637,101	97.58	574,209	97.34	433,649	97.31

Commercial business loans	18,967	2.30	29,374	3.97	11,416	1.75	10,975	1.86	8,540	1.92
Consumer non-real estate loans	2,811	0.34	7,914	1.07	4,400	0.67	4,712	0.80	3,433	0.77

Total non-real estate loans	21,778	2.64	37,288	5.04	15,816	2.42	15,687	2.66	11,973	2.69

Total loans	823,451	100.00%	740,369	100.00%	652,917	100.00%	589,896	100.00%	445,622	100.00%

Less:
Undisbursed portion of construction loans in process	54,798		55,799		45,338		57,690		30,131
Deferred loan fees, net	504		721		913		1,264		1,423
Allowance for loan losses	11,597		1,811		1,603		1,455		1,413

Net loans	$756,552		$682,038		$605,063		$529,487		$412,655

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2008, before giving effect to net items, including the undisbursed portion of loans in process. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

		Commercial
	One- to	Real Estate and		Home Equity	Commercial
	Four-Family	Multi-Family		Lines of	Business
	Residential	Residential	Construction	Credit	Loans	Consumer	Total
	(In Thousands)
Amounts due after December 31, 2008 in:
One year or less	$7,402	$46,695	$123,981	$25,104	$5,732	$2,033	$210,947
After one year through two years	1,083	180	53,527	—	3,642	313	58,745
After two years through three years	2,389	1,232	34,790	—	3,521	93	42,025
After three years through five years	8,803	1,177	5,917	—	2,450	177	18,524
After five years through ten years	45,495	6,654	1,327	2,015	817	—	56,308
After ten years through fifteen years	78,045	11,685	—	—	—	148	89,878
After fifteen years	309,706	34,466	—	—	2,805	47	347,024

Total	$452,923	$102,089	$219,542	$27,119	$18,967	$2,811	$823,451

The following table shows the amount of our loans at December 31, 2008, which are due after December 31, 2009, and indicates whether they have fixed-rates of interest or rates which are floating or adjustable.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2008
	(In Thousands)

One- to four-family residential	$379,409	$66,112	$445,521
Commercial real estate and multi-family residential	50,134	5,260	55,394
Construction	1,400	94,161	95,561
Home equity lines of credit	—	2,015	2,015
Commercial business loans	11,916	1,319	13,235
Consumer non-real estate	252	526	778

Total	$443,111	$169,393	$612,504

Loan Originations. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. In addition, our commercial and construction loan officers actively solicit new loans throughout our market area. Single-family residential mortgage loan applications and consumer loan applications are taken at any of Abington Bank’s banking offices and on-line. Applications for other loans typically are taken personally by our commercial or construction lending officers, although they may be received by a branch office initially and then referred to a construction or commercial lender. All loan applications are processed and underwritten centrally at our loan processing office and main office in Jenkintown, Pennsylvania.
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

Specified loan officers of Abington Bank have limited authority to approve automobile loans up to $10,000 and home equity loans and home equity lines of credit up to $200,000. Home equity loans and lines of credit may be approved jointly by two authorized Vice Presidents for amounts greater than $200,000 up to $300,000. Our loan policy generally requires that all other loans up to $2.0 million must be approved by either the Consumer Loan Committee (which is comprised of the Bank’s President, Senior Vice President - Lending and certain other officers) or Commercial Loan Committee (comprised of the Bank’s President, Senior Vice President — Lending and certain other officers). All of such loans are reported to our board of directors on a monthly basis. Loans exceeding $2.0 million must be approved by the full board of directors.
In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. We purchased an aggregate of $50.4 million of loan participation interests from other financial institutions during the year ended December 31, 2008.
On occasion, we have sold residential mortgage loans into the market, but we did not sell any residential mortgage loans during 2008, 2007 or 2006. Depending on market conditions, we may consider such sales in the future. In addition, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests or whole loans, it generally has been done on the basis of very limited recourse. As of December 31, 2008, our total exposure to recourse arrangements with respect to our sales of whole loans and participation interests in loans was $185,000. We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits, although we have also sold participation interests to mitigate our risk in certain situations. The Bank’s loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $25.4 million at December 31, 2008. During the year ended December 31, 2008, we sold $10.7 million in loan participation interests to other institutions.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Loan originations:
One- to four-family residential	$81,055	$93,472	$91,963
Commercial real estate and multi-family residential	7,102	6,805	13,551
Construction	67,792	51,552	38,163
Home equity lines of credit	11,068	6,254	7,558
Commercial business	36,536	35,450	20,157
Consumer non-real estate	263	265	322

Total loan originations	203,816	193,798	171,714
Loans purchased:
Whole loans	—	—	—
Participation interests	50,387	31,154	30,289

Total loans purchased	50,387	31,154	30,289

Loans sold:
Whole loans	—	—	—
Participation interests	(10,725)	(5,000)	(3,000)

Total loans sold	(10,725)	(5,000)	(3,000)
Loan principal repayments	(159,237)	(130,942)	(135,981)

Total loans sold and principal repayments	(169,962)	(135,942)	(138,981)
(Decrease) or increase due to other items, net (1)	(9,727)	(12,035)	12,554

Net increase in loan portfolio	$74,514	$76,975	$75,576

(1)	Other items consist of loans in process, deferred fees, the allowance for loan losses and the transfer of loans to real estate owned.
One- to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2008, $452.9 million or 55.0% of our total loan portfolio consisted of single-family residential mortgage loans.
Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. We utilize proprietary software developed by Freddie Mac in processing and underwriting our single-family residential mortgage loans. Applications for one- to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office and our Loan Processing Center in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We service all loans that we have originated through our in-house loan servicing department. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20, 30 or 40 years. We also currently offer adjustable rate mortgage (“ARM”) loans. At December 31, 2008, $9.2 million, or 2.0%, of our one- to four-family residential loan portfolio consisted of ARM loans.
We underwrite one- to four-family residential first mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also will concurrently originate first mortgage loans with loan-to-value ratios of up to 80% together with a home equity loan, resulting in a combined loan-to-value ratio of up to 90%, which relieves our borrower from the cost of obtaining private mortgage insurance. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. Our in-house appraiser or another licensed appraiser approved by our board appraises all properties securing one- to four-family first mortgage loans. Our mortgage loans include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in our portfolio, and we generally exercise our rights under these clauses.

Our single-family residential mortgage loans also include home equity loans, which amounted to $41.4 million at December 31, 2008. We offer fixed-rate home equity loans in amounts up to $300,000. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 90% or less, although the preponderance of our home equity loans have combined loan-to-value ratios of 80% or less. Our single-family residential mortgage loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence.
Commercial Real Estate and Multi-Family Residential Real Estate Loans. At December 31, 2008, our commercial real estate and multi-family residential loans amounted to $102.1 million or 12.4% of our total loan portfolio. In addition to commercial real estate loans, we offer lines of credit for commercial uses. In most cases, our commercial lines of credit are secured by commercial real estate. At December 31, 2008, the unused portion of our commercial lines of credit was $55.3 million.
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
Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. In addition, many of our commercial real estate loans are not fully amortizing and require significant balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. At December 31, 2008, the Company had six commercial real estate and multi-family residential loans with an aggregate balance of $2.6 million that were considered non-performing. These loans were deemed to be impaired and placed on non-accrual status. At December 31, 2007, we had four commercial loans to one borrower with an aggregate carrying value of $1.3 million that were considered non-performing. During 2007, a loss of $50,000 was recognized through a charge-off to the allowance for loan losses in conjunction with the acquisition as real estate owned (“REO”) of the collateral properties underlying two commercial real estate loans. No commercial real estate and multi-family residential real estate loans were charged-off in 2008. For additional information, see “Asset Quality - Non-Performing Loans and Real Estate Owned.”

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
Construction Lending. We have been an active originator of construction loans since the mid 1990s. We increased our construction loan efforts beginning in 2002 when we hired a second construction loan officer, however, we expect the growth in our construction loan portfolio to slow significantly in 2009 as a result of the current economic environment. We targeted construction loans as a growth area for the Bank because they have shorter terms to maturity and they generally have floating or adjustable interest rates. We have focused our construction lending on making loans to homebuilders in the Delaware Valley area to acquire, develop and build single-family residences. Our construction loans include, to a lesser extent, loans for the construction of commercial and industrial use properties such as office buildings, retail shops and warehouses. At December 31, 2008, our construction loans amounted to $219.5 million, or 26.7% of our total loan portfolio. This amount includes $54.8 million of undisbursed loans in process.
A substantial amount of our construction loans are construction and development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Delaware Valley with whom we have an established relationship. Residential construction and development loans are typically offered with terms of up to 36 months. One or two six-month extensions may be provided for at our option. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post construction value. We often establish interest reserves, which provide for the payment of interest from the loan proceeds, and obtain personal and/or corporate guarantees as additional security on our construction loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants. Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon The Wall Street Journal prime rate or, in some cases, LIBOR. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. We permit a limited, pre-determined number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. Our construction loans also include loans to acquire and hold unimproved land, loans to acquire land and develop the basic infrastructure, such as roads and sewers, and construction loans for commercial uses. The majority of our construction loans are secured by properties located in Bucks and Montgomery Counties, Pennsylvania. However, we also make construction loans throughout the Delaware Valley region.
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

If there are cost overruns, additional financing may be necessary to complete the project. Compared to single-family residential mortgage loans, it is relatively more difficult to evaluate accurately the total funds necessary to complete the project and the ultimate loan-to-value ratio. We have attempted to reduce these risks by generally concentrating on residential construction loans in our market area to contractors with whom we have established relationships. At December 31, 2008, we had five construction loans with a carrying value of $20.6 million that were considered non-performing. At December 31, 2008, our largest single group of non-performing loans was comprised of three of these construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date. These three loans, which were more than 90 days past due and on non-accrual status at December 31, 2008, are for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. While the construction of the building is nearly complete, certain additional renovations are necessary to obtain the certificates of occupancy for a portion of the building’s units. We have commenced foreclosure proceedings with respect to the loans and, during the first quarter of 2009, became lender in possession of the high rise property. As lender in possession, we have control of the property to complete the renovations necessary to obtain the remaining certificates of occupancy. Certain of the principals or guarantors for the Company’s remaining two non-performing construction loans also are principals involved in the non-performing 40-unit condominium construction project or certain other projects undertaken by the principals of those loans. At December 31, 2008, in addition to $20.6 million of non-performing construction loans, we had six construction loans with an aggregate outstanding balance of $17.7 million which were deemed adversely classified assets but were still performing in accordance with their terms at such date. Subsequent to December 31, 2008, three classified construction loans to one borrower with an aggregate outstanding balance of $10.2 million were placed on non-accrual status and the Company commenced foreclosure proceedings on the properties securing these three loans. See “Asset Quality — General.” As of December 31, 2008, $9.9 million, or 85.2%, of our allowance for loan losses was allocated to the construction loan portfolio. At December 31, 2007 we had one construction loan with a carrying value of $168,000 that was considered non-performing. This loan was more than 90-days delinquent and was classified as non-accrual at such date. This loan had also been classified as non-accrual at December 31, 2006. In 2007 a construction loan with a carrying value of $1.0 million was settled when we acquired the underlying collateral property through foreclosure. A loss of $147,000 was recognized in 2007 through a charge-off to the allowance for loan losses with respect to one non-performing construction loan which was foreclosed upon and acquired as REO. No construction loans were charged-off in 2008. For additional information, see “Asset Quality — Non-Performing Loans and Real Estate Owned.”
Home Equity Lines. At December 31, 2008, the outstanding balance of our home equity lines of credit amounted to $27.1 million or 3.3% of our net loan portfolio. The unused portion of home equity lines was $23.2 million at such date. We generally offer home equity lines in amounts up to $300,000 on a revolving line of credit basis with interest tied to the prime rate. Generally, we have a second mortgage on the borrower’s residence as collateral on its home equity lines. Generally, our home equity lines have loan-to-value ratios (combined with any loan secured by a first mortgage) of 80% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office or on-line through our website.
Commercial Business Loans. Our commercial business loans amounted to $19.0 million or 2.3% of the total loan portfolio at December 31, 2008. Our commercial business loans typically are to small to mid-sized businesses in our market area and may be for working capital, inventory financing or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.

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
Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as loans secured by deposit accounts, automobile loans and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At December 31, 2008, $2.8 million, or 0.3% of the total loan portfolio consisted of these types of loans.
Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2008, 2007 and 2006 we charged-off $64,000, $79,000 and $56,000 of consumer loans, respectively, of which $62,000, $65,000 and $54,000, respectively, were charge-offs of overdrawn deposit balances, which are classified as loans for reporting purposes.
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
We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that we will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment. At December 31, 2008 and 2007, the Company had $23.2 million and $1.4 million of loans, respectively, that were determined to be impaired. At December 31, 2008, our largest single group of impaired loans was comprised of three construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date. These three loans, which were more than 90 days past due and on non-accrual status at December 31, 2008, are for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. As of December 31, 2008, $3.7 million of our allowance for loan losses was allocated to these three loans based on management’s further review of this loan relationship and consideration of a recently completed examination by the Federal Deposit Insurance Corporation (the “FDIC”). We have commenced foreclosure proceedings with respect to these loans and, during the first quarter of 2009, became lender in possession of the high rise property. Two additional construction loans and two commercial real estate loans, with an aggregate balance of $7.3 million at December 31, 2008, comprised the majority of the remaining balance of impaired loans at such date. Certain of the principals or guarantors for these four loans also are principals involved in the non-performing 40-unit condominium construction project described above or certain other projects undertaken by the principals of those loans. As of December 31, 2008, $3.8 million of our allowance for loan losses was allocated to these four loans, which were also more than 90 days past due and on non-accrual status at such date.
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

We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the Federal guidelines described above. The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2008	2007	2006
	(In Thousands)
Substandard assets	$22,272	$1,445	$2,347
Doubtful assets	23,569	—	—
Loss assets	—	—	—

Total	$45,841	$1,445	$2,347

Of the $45.8 million of total classified assets at December 31, 2008, $25.2 million were also considered non-performing assets. See “– Non-Performing Loans and Real Estate Owned.” Of the remaining classified assets at December 31, 2008, an aggregate of $10.2 million consisted of three construction loans to one borrower, one of which, with a balance of $1.1 million, was classified doubtful and two of which, with an aggregate balance of $9.1 million, were classified substandard at such date. As of December 31, 2008, $738,000 of our allowance for loan losses was allocated to these three loans. Subsequent to December 31, 2008, the Company commenced foreclosure proceedings with respect to all three of these loans, with sheriff’s sales currently scheduled for the second quarter of 2009. If the sheriff’s sale for one or more of these loans is completed, the Company would likely own the collateral properties as real estate owned.
A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by federal and state bank regulators which can order the establishment of additional general or specific loss allowances. The federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. In July 2001, the SEC issued Staff Accounting Bulletin (“SAB”) No. 102, “Selected Loan Loss Allowance Methodology and Documentation Issues.” The guidance contained in SAB No. 102 focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC’s issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council (“FFIEC”), issued an interagency policy statement entitled “Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions” (the “Policy Statement”). SAB No. 102 and the Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. Our allowance for loan losses includes a portion which is allocated to non-classified loans by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2008				December 31, 2007				December 31, 2006
	30-89		90 or More Days		30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)
One- to four-family residential	12	$1,431	4	$311	7	$319	3	$105	10	$447	4	$210
Commercial real estate and multi-family residential	4	2,691	6	2,597	—	—	4	1,277	—	—	3	1,270
Construction	2	6,634	5	20,594	1	680	1	168	—	—	2	1,077
Commercial business	—	—	—	—	2	3,771	—	—	—	—	—	—
Home equity lines of credit	3	74	—	—	6	108	—	—	2	84	—	—
Consumer non- real estate	2	2	—	—	—	—	—	—	—	—	—	—

Total delinquent loans	23	$10,832	15	$23,502	16	$4,878	8	$1,550	12	$531	9	$2,557

Delinquent loans to total net loans		1.43%		3.11%		0.72%		0.23%		0.09%		0.42%

Delinquent loans to total loans		1.32%		2.85%		0.66%		0.21%		0.08%		0.39%

Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on single-family residential mortgage loans which are 120 days or more past due and all other loans which are 90 days or more past due and to charge-off all accrued interest. We may also cease accruing or charge-off interest at an earlier date if collection is considered doubtful.
At December 31, 2008, the Company’s total non-performing assets amounted to $25.2 million, compared to $3.1 million at December 31, 2007. At December 31, 2008, the Company’s non-performing assets consisted of $23.5 million of non-performing loans and $1.7 million of REO. At December 31, 2008, our largest single group of non-performing loans was comprised of three construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date. These three loans, which were more than 90 days past due, on non-accrual status and considered impaired at December 31, 2008, are for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. As of December 31, 2008, $3.7 million of our allowance for loan losses was allocated to these three loans. We have commenced foreclosure proceedings with respect to these loans and, during the first quarter of 2009, became lender in possession of the high rise property. Two additional construction loans and two commercial real estate loans, with an aggregate balance of $7.3 million at December 31, 2008, comprised the majority of the remaining balance of impaired loans at such date. Certain of the principals or guarantors for these four loans also are principals involved in the non-performing 40-unit condominium construction project described above or certain other projects undertaken by the principals of those loans. As of December 31, 2008, $3.8 million of our allowance for loan losses was allocated to these four loans, which were also more than 90 days past due, on non-accrual status and considered to be impaired at such date. Our REO at December 31, 2008 consisted of two properties. The first property, with a book value of $182,000, was acquired in December 2008. The second property, with a book value of $1.6 million was acquired in 2007 and has been increased as a result of investments in the property made by the Company. We are actively seeking offers to sell these properties at a price that we consider commensurate with their value, although we do not currently have any plans, understandings or agreements in place with respect to any specific sales. During the first quarter of 2009, we acquired three additional properties as REO with an aggregate balance of $452,000. Also during the first quarter of 2009, we sold one of these properties and reached an agreement of sale on a second of these properties. These sales will result in an aggregate gain of approximately $350,000.
For the years ended December 31, 2008, 2007 and 2006, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $561,000, $256,000 and $68,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at any of the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$—	$—	$—	$—	$—
Commercial real estate and multi-family residential	2,597	1,277	1,270	—	—
Construction	20,594	168	1,077	2,885	—
Commercial business	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer non-real estate	—	—	—	—	—

Total non-accruing loans	23,191	1,445	2,347	2,885	—

Accruing loans 90 days or more past due:
One- to four-family residential	311	105	210	8	227
Multi-family residential and commercial real estate	—	—	—	—	—
Construction	—	—	—	—	—
Commercial business	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Consumer non-real estate	—	—	—	—	—

Total accruing loans 90 days or more past due	311	105	210	8	227

Total non-performing loans(1)	23,502	1,550	2,557	2,893	227

Real estate owned, net	1,740	1,558	—	—	—

Total non-performing assets	$25,242	$3,108	$2,557	$2,893	$227

Total non-performing loans as a percentage of loans	3.06%	0.23%	0.42%	0.54%	0.06%

Total non-performing loans as a percentage of total assets	1.98%	0.14%	0.28%	0.34%	0.03%

Total non-performing assets as a percentage of total assets	2.12%	0.29%	0.28%	0.34%	0.03%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
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

In the five-year period ended December 31, 2008, our loan charge-offs have been relatively minimal, however, during the year ended December 31, 2008, we recorded a provision for loan losses of $9.8 million, including a provision for loan losses of $8.7 million during the fourth quarter of 2008. The significant provision recorded during the fourth quarter of 2008 was primarily a result of management’s further review of our non-performing loans (discussed above) and consideration of a recently completed examination by the FDIC. As of December 31, 2008, our allowance for loan losses amounted to $11.6 million, or 1.51% of total loans receivable, compared to $1.8 million, or 0.26% of total loans receivable, at December 31, 2007. At December 31, 2008 and December 31, 2007, our allowance for loan losses amounted to 49.34% and 116.84% of non-performing loans, respectively.
We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.
The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Total loans outstanding at end of period	$823,451	$740,369	$652,917	$589,896	$445,622
Average loans outstanding	703,496	646,467	570,850	469,076	384,990

Allowance for loan losses, beginning of period	$1,811	$1,603	$1,455	$1,413	$1,456
Provision for loan losses	9,760	457	186	25	45

Charge-offs:
One- to four-family residential	—	—	—	—	16
Commercial real estate and multi-family residential	—	50	—	—	—
Construction	—	147	—	—	—
Commercial business	—	—	—	—	—
Home equity lines of credit	—	—	—	—	99
Consumer non-real estate	64	79	56	70	32

Total charge-offs	64	276	56	70	147

Recoveries on loans previously charged off	90	27	18	87	59

Allowance for loan losses, end of period	$11,597	$1,811	$1,603	$1,455	$1,413

Allowance for loan losses as a percent of non-performing loans	49.34%	116.84%	62.69%	50.29%	622.03%

Ratio of net (recoveries) charge-offs during the period to average loans outstanding during the period	(0.00)%	0.04%	0.01%	(0.00)%	0.02%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2008		2007		2006		2005		2004
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)
One- to four-family residential	$455	55.00%	$425	57.28%	$378	57.55%	$647	54.88%	$657	54.69%
Commercial real estate and multi-family residential	969	12.40	379	10.42	507	14.16	230	12.99	458	16.75
Construction	9,882	26.66	564	22.79	486	20.67	333	22.51	106	18.68
Home equity lines of credit	54	3.30	66	4.47	68	5.20	82	6.96	70	7.19
Commercial business	205	2.30	294	3.97	114	1.75	110	1.86	85	1.92
Consumer non-real estate	32	0.34	83	1.07	48	0.67	52	0.80	34	0.77
Unallocated	—	—	—	—	2	—	1	—	3	—

Total	$11,597	100.00%	$1,811	100.00%	$1,603	100.00%	$1,455	100.00%	$1,413	100.00%

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
At December 31, 2008, our investment and mortgage-backed securities amounted to $324.4 million in the aggregate or 27.3% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which had a carrying value of $234.7 million or 72.3% of the securities portfolio at December 31, 2008. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. The majority of our agency debt securities have call provisions which provide the agency with the ability to call the securities at specified dates.
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2008, we had $221.0 million of securities classified as available for sale, $103.5 million of securities classified as held to maturity and no securities classified as trading account.
We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.
Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies and certain AAA rated private issuers. At December 31, 2008, $25.9 million of our mortgage-backed securities were CMOs. At December 31, 2008, $219.7 million or 93.6% of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC. The remaining $15.0 million of our mortgage-backed securities were issued by certain AAA-rated private issuers.
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

Ginnie Mae is a government agency within the Department of Housing and Urban Development which was created to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. In September 2008, Freddie Mac and Fannie Mae were placed under the conservatorship of the U.S. Government through the Federal Housing Finance Agency (the “FHFA”). Although Freddie Mac and Fannie Mae securities were not backed by the full faith and credit of the U.S. Government, because Freddie Mac and Fannie Mae were U.S. Government-sponsored enterprises (“GSEs”), these securities were considered to be among the highest quality investments with minimal credit risks. In conservatorship, the U.S. Treasury has put in place a set of financing agreements to ensure that the GSEs continue to meet their debt obligations.
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
Our agency bonds are notes with federal agencies such as Fannie Mae and Freddie Mac (described above) and the FHLB. Our agency bonds may be callable and have included structured notes such as step-up bonds, which provide the agency with the right, but not the obligation, to call the bonds on the step-up date. Our municipal bonds are all bank-qualified municipal bonds. In order for bonds to be bank-qualified the bonds must be (i) issued by a “qualified small issuer,” (ii) issued for public purposes, and (iii) designated as qualified tax-exempt obligations. During 2008, we increased our investment in municipal bonds based on the returns available on these securities relative to other securities in the current interest rate environment. Our municipal bonds are generally in amounts less than $500,000 and are issued by municipalities covering a broad geographic region nationally.
Our investments in other securities include investments in a certain mortgage-backed securities based mutual fund. This fund, the AMF Ultra Short Mortgage Fund, was determined to be impaired during 2008. This determination for the fund was made, in part, based on credit rating downgrades in certain of the private label mortgage-backed securities held by the fund, as well as an analysis of the overall status of the fund. As a result of this determination, impairment charges aggregating approximately $869,000 were recognized during the year ended December 31, 2008. We intend to continue to hold this fund and it is possible that additional impairment charges will be recorded in subsequent periods. No impairment charges were recognized during the years ended December 31, 2007 or 2006.
FHLB stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity based stock that is directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. As a result, we must continue to hold these securities, although we are not currently receiving a return for this investment.

The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock at the dates indicated.

	December 31,
	2008		2007		2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Mortgage-backed securities	$231,694	$233,331	$141,292	$139,751	$135,975	$131,980
U.S. government and agency obligations	41,962	43,122	84,882	85,488	71,492	70,230
Corporate bonds	1,979	1,882	3,484	3,479	500	500
Municipal obligations	41,463	42,143	26,427	26,763	20,396	20,317
Investment certificates of deposit	288	288	585	585	785	785
Mutual funds	2,479	2,479	3,216	3,122	3,058	2,978
FHLB stock	14,608	14,608	10,959	10,959	11,241	11,241

Total investment and mortgage-backed securities and FHLB stock	$334,473	$337,853	$270,845	$270,147	$243,447	$238,031

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2008. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2008 Which Mature In
			Over One
		Weighted	Year	Weighted	Over Five	Weighted	Over	Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. government and agency obligations	$2,500	3.63%	$34,483	4.79%	$4,979	5.25%	$—	—%
Corporate bonds	982	1.71	997	1.71	—	—	—	—
Municipal obligations	—	—	9,250	3.55	11,824	3.57	20,389	4.18
Mortgage-backed securities	7,617	3.77	21,730	4.14	20,599	4.57	181,748	5.05
Investment certificates of deposit	288	3.82	—	—	—	—	—	—

Total	$11,387	3.56%	$66,460	4.36%	$37,403	4.35%	$202,137	4.96%

Sources of Funds
General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.
Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2008, 38.2% of the funds deposited with Abington Bank were in core deposits, which are deposits other than certificates of deposit.

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
Typically, we do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs.” At December 31, 2008 and 2007, none of our deposits were brokered deposits. Prior to 2007 we obtained a limited amount of jumbo CDs through the use of a broker. Our jumbo CDs amounted to $228.0 million and $246.5 million, respectively, at December 31, 2008 and 2007, of which $179.3 million and $198.9 million, respectively, were scheduled to mature within 12 months of such dates. At December 31, 2008, the weighted average remaining maturity of our certificate of deposit accounts was 11.9 months.
The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% – 1.99%	$66,315	9.97%	$12	—%	$6	—%
2.00% – 2.99%	12,178	1.83	6,081	1.00	9,164	1.56
3.00% – 3.99%	253,162	38.07	55,250	9.06	36,535	6.22
4.00% – 4.99%	68,025	10.23	178,281	29.24	43,758	7.45
5.00% – 5.99%	11,567	1.74	174,451	28.62	298,252	50.81
6.00% – 6.99%	77	0.01	408	0.07	1,030	0.18
7.00% or more	—	—	159	0.03	228	0.08

Total certificate accounts	411,324	61.86	414,642	68.02	388,973	66.26

Transaction accounts:
Savings and money market	148,089	22.27	95,361	15.64	93,315	15.90
Checking:
Interest bearing	68,343	10.28	62,582	10.27	59,528	10.14
Non-interest bearing	37,194	5.59	37,028	6.07	45,186	7.70

Total transaction accounts	253,626	38.14	194,971	31.98	198,029	33.74

Total deposits	$664,950	100.00%	$609,613	100.00%	$587,002	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2008			2007			2006
	Average	Interest	Average Rate	Average	Interest	Average Rate	Average	Interest	Average Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in Thousands)

Savings and money market	$119,082	$1,913	1.61%	$94,890	$1,256	1.32%	$101,755	$1,129	1.11%
Checking	63,310	20	0.03	58,383	33	0.06	53,676	11	0.02
Certificates of deposit	414,086	15,092	3.64	405,335	19,999	4.93	339,712	15,634	4.60

Total interest-bearing deposits	596,478	17,025	2.85	558,608	21,288	3.81	495,143	16,774	3.39

Total deposits	$636,759	$17,025	2.67%	$599,904	$21,288	3.55%	$537,334	$16,774	3.12%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2008	2007	2006
	(In Thousands)
Total deposits	$4,170,653	$3,923,225	$3,423,345
Total withdrawals	4,133,143	3,920,976	3,353,643
Interest credited	17,828	20,362	16,117

Total increase in deposits	$55,338	$22,611	$85,819

The following table presents, by various interest rate categories and maturities, the amount of our certificates of deposit at December 31, 2008.

	Balance at December 31, 2008
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2009	2010	2011	Thereafter	Total
	(In Thousands)
Less than 2.00%	$57,740	$8,575	$—	$—	$66,315
2.00% – 2.99%	11,613	565	—	—	12,178
3.00% – 3.99%	242,024	8,846	1,356	936	253,162
4.00% – 4.99%	14,581	26,722	1,296	25,426	68,025
5.00% – 5.99%	1,871	3,085	1,222	5,389	11,567
6.00% – 6.99%	—	9	—	68	77
7.00% or more	—	—	—	—	—

Total certificate accounts	$327,829	$47,802	$3,874	$31,819	$411,324

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2008, by time remaining to maturity.

At December 31, 2008
		Weighted
Quarter Ending:	Amount	Average Rate
	(Dollars in Thousands)
March 31, 2009	$70,137	2.89%
June 30, 2009	52,625	2.86
September 30, 2009	39,495	2.72
December 31, 2009	17,032	3.62
After December 31, 2009	48,702	4.01

Total certificates of deposit with balances of $100,000 or more	$227,991	3.15%

Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Abington Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2008, we had $257.1 million in outstanding FHLB advances and approximately $357.4 million of additional FHLB advances available. Approximately $72.4 million of our FHLB advances at December 31, 2008 were part of our matched funding program whereby we use such advances to purchase securities. Our current policy permits us to utilize up to $100.0 million of advances to match-fund securities. Given the proper interest rate environment, it is likely that we would increase this limit to permit additional FHLB advances for such match-funding purposes. At present, however, we are reviewing our continued utilization of advances from the FHLB as a source of funding based on recent decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock. The amount of FHLB stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.
In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase (repurchase agreements). Repurchase agreements are contracts for the sale of securities owned or borrowed by Abington Bank, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement. Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer. At December 31, 2008, our securities repurchase agreements amounted to $17.6 million and all of such borrowings were short-term, having maturities of one year or less. The average balance of our securities sold under repurchase agreements for the year ended December 31, 2008 was $19.9 million.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$209,498	$183,379	$201,810
Maximum amount outstanding at any month-end during the period	257,051	198,696	211,735
Balance outstanding at end of period	257,051	189,558	196,293
Average interest rate during the period	4.35%	4.86%	4.78%
Weighted average interest rate at end of period	3.39%	4.82%	4.87%

Other borrowed money:
Average balance outstanding	$19,887	$20,247	$20,155
Maximum amount outstanding at any month-end during the period	25,559	25,919	25,665
Balance outstanding at end of period	17,610	17,453	17,781
Average interest rate during the period	1.80%	4.30%	4.16%
Weighted average interest rate at end of period	0.31%	3.92%	4.90%
At December 31, 2008, $140.6 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 1.66% at December 31, 2008.
Employees
At December 31, 2008, we had 137 full-time employees, and 40 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.
SUPERVISION AND REGULATION
General
Abington Bank, as a Pennsylvania-chartered savings bank with deposits insured by the Deposit Insurance Fund administered by the FDIC, is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing Abington Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.
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
Acquisition of Control. Any person (including a company), or group acting in concert, seeking to acquire “control” of a savings and loan holding company or savings association is subject to the nonobjection of the OTS under the Federal Change in Bank Control Act or the approval of the OTS under the federal Savings and Loan Holding Company Act. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the OTS. The OTS review of the notices and applications required under those Acts includes taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.
Qualified Thrift Lender Test. A savings association which is a subsidiary of a savings and loan holding company is required to comply with the Qualified Thrift Lender test by either meeting the Qualified Thrift Lender test set forth in the Home Owners’ Loan Act and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A savings bank subsidiary of a savings and loan holding company that does not comply with the Qualified Thrift Lender test must comply with the following restrictions on its operations:
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2008, Abington Bank was in compliance with the above restrictions.
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

Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively.
In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2019.
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
On February 27, 2009, the Federal Deposit Insurance Corporation adopted a restoration plan designed to replenish the Deposit Insurance Fund over a period of seven years and to increase the deposit insurance reserve ratio, which decreased to 0.40% of insured deposits on December 31, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2015. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt. Higher assessments for well-managed and well-capitalized institutions that rely significantly on brokered deposits will apply only when accompanied by rapid asset growth.
On February 27, 2009, the FDIC also adopted an interim rule with request for comments imposing a 20 basis point emergency special assessment on insured institutions on June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. However, FDIC Chairman Bair has indicated in a letter to Senate Banking Committee Chairman Dodd that, if the U.S. Congress passes a bill increasing the FDIC’s authority to borrow from the U.S. Department of Treasury, the FDIC would reduce the proposed special assessment from 20 to 10 basis points. The U.S. Congress is currently considering legislation on such an increase in borrowing authority.

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
Abington Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the FDIC’s capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same FDIC risk-based capital requirements in its regulations. As of December 31, 2008, Abington Bank was in compliance with all applicable regulatory capital requirements and was deemed to be a “well-capitalized” institution.
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

As a member, Abington Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2008, Abington Bank was in compliance with this requirement.
Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2008, Abington Bank was in compliance with these reserve requirements.
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
At December 31, 2008, Abington Bank’s total federal pre-1988 reserve was approximately $3.2 million. The reserve reflects the cumulative effects of federal tax deductions by Abington Bank for which no federal income tax provisions have been made.
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
State and Local Taxation
Pennsylvania Taxation. Abington Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2008 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.
Abington Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate for 2008 is 11.5%. The Mutual Thrift Institutions Tax exempts Abington Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Abington Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.
ITEM 1A. RISK FACTORS
Our Results of Operations are Significantly Dependent on Economic Conditions and Related Uncertainties
Banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. The current national recession is now being felt in the Delaware Valley region. As a result of the downturn in the economy, among other factors, we saw a significant increase in delinquent and non-performing loans during 2008 as well as declines in property values of the collateral securing loans we have made. The negative economic factors being experienced in our market area could continue to have adverse effects upon our operations. We are particularly sensitive to changes in economic conditions and related uncertainties in the Delaware Valley because we derive substantially all of our loans, deposits and other business from the greater Philadelphia region in eastern Pennsylvania and contiguous counties in New Jersey and Delaware. Accordingly, we remain subject to the risks associated with a continuing and prolonged decline in the national or local economies. Changes in interest rates also could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed further in the risk factors below.

Our Allowance for Losses on Loans May Not Be Adequate to Cover Probable Losses
We have established an allowance for loan losses based upon various assumptions and judgments about the collectibility of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may become necessary in the future. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations. We may also need to significantly increase our provision for loan losses, particularly if one or more of our larger loans or credit relationships becomes delinquent. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs. During the year ended December 31, 2008, our provision for loan losses was $9.8 million compared to $457,000 for the year ended December 31, 2007. The provision during 2008 was made upon consideration of, among other factors, a recently completed examination by the FDIC as well as management’s further review of certain delinquent and impaired construction and commercial real estate loans. Our allowance for loan losses amounted to 49.35% of non-performing loans and 1.51% of total loans at December 31, 2008.
Our Loans are Concentrated to Borrowers In Our Market Area
At December 31, 2008, the preponderance of our total loans were to individuals and/or secured by properties located in our market area of the Delaware Valley region. We have relatively few loans outside of our market. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. During the second half of 2008 and continuing into 2009, the Delaware Valley region has experienced a rise in unemployment as well as certain declines in real estate values, both residential and commercial. The decline in real estate values has adversely affected the value of certain collateral securing loans in our portfolio. Continuing increases in unemployment or declines in collateral values could be a factor requiring us to make additional provisions to the allowance for loan losses, which would have a negative impact on net income. Additionally, if we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.
Market Rates of Interest May Hurt Profitability
Interest rates have recently reached historically low levels. It is likely that, over time, interest rates will increase to what have historically been considered more normal levels. In a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest expense paid on our liabilities. As a result, Abington Bank may experience a narrowing or “compression” of our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Abington Bank’s net interest spread was 2.21% for the year ended December 31, 2008 compared to 1.94% and 2.13% for the years ended December 31, 2007 and 2006, respectively. In addition, increases in market rates of interest could adversely affect our net portfolio value. In the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net portfolio value, which is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts, would decrease by $10.0 million or 4.87%. Under the same circumstances, our net interest income would be expected to decrease by $1.2 million or 4.17%.

Competition for Core Deposits Is Increasing
At December 31, 2008, $411.3 million, or 61.8% of our total deposits were certificates of deposit, also known as time deposits, and of that amount $228.0 million or 55.4% of our total certificates of deposit, were “jumbo” certificates of $100,000 or more. At December 31, 2008 low-cost “core deposits” comprised 38.2% of our average total deposits compared to 32.0% and 33.7% for the years ended December 31, 2007 and 2006, respectively. Our success in raising core deposits during 2008 was partially a result of the dramatic fall in interest rates during the year, which caused the return available on time deposits relative to other deposit products, such as core deposits, or other investments to decrease. However, as interest rates rise from their present levels, it is likely that a portion of our customers will transfer significant amounts of their deposits from core deposits to time deposits. In addition, as competition for core deposits continues to increase, it is possible that the percentage of our total deposits that are core deposits will shrink. In today’s economic landscape, banks face competition for core deposits not only from traditional competitors such as other banks and credit unions, but also from investment companies that have reorganized as bank holding companies in the wake of the recent turmoil on Wall Street. If more of our customers invest in time deposits, or if core deposits are lost to competition, the average rate Abington Bank pays on its deposits will be relatively higher. This will have the effect of narrowing our net interest spread and net interest margin relative to the levels at which they might have been had a higher percentage of our deposits been in core deposits. This could aversely affect our profitability. The average rate we paid on our interest-bearing deposits was 2.85% for the year ended December 31, 2008 compared to 3.81% and 3.39% for the years ended December 31, 2007 and 2006, respectively.
Our Portfolio of Loans With a Higher Risk of Loss Is Increasing
In recent years, we have increased our originations of construction loans and commercial real estate and multi-family residential real estate loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. The aggregate of construction loans and commercial real estate and multi-family residential loans has increased from $157.9 million or 35.4 % of our total loan portfolio at December 31, 2004 to $321.6 million or 39.1% of the total loan portfolio at December 31, 2008. Construction loans and commercial real estate and multi-family residential real estate loans all generally have a higher risk of loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. At December 31, 2008 and 2007, the Company had $23.2 million and $1.4 million, respectively, of commercial real estate and multi-family residential loans and construction loans that were considered non-performing. These loans were deemed to be impaired and placed on non-accrual status. The impaired loans at December 31, 2008 were comprised of five construction and six commercial real estate loans, the majority of which were outstanding to a group of interrelated borrowers.
The Building of Market Share Through our Branching Strategy Could Cause Our Expenses to Increase Faster than Revenues
We intend to continue to build market share through our branching strategy. We opened one new branch in 2008 after opening four branches in 2007. There are costs involved in opening branches and new branches generally require a period of time to generate sufficient revenues to offset their costs, especially in areas in which we do not have an established presence. Accordingly, any new branch may negatively impact our earnings for some period of time until the branch reaches certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. Finally, we have no assurance our new branches will be successful even after they have been established.

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
We are Subject to Extensive Regulation Which Could Adversely Affect Our Business and Operations
We are subject to extensive federal and state governmental supervision and regulation, which are intended primarily for the protection of depositors. In addition, we are subject to changes in federal and state laws, as well as changes in regulations, governmental policies and accounting principles. The effects of any such potential changes cannot be predicted but could adversely affect our business and operations in the future. Given the current status of the national economy and the well publicized financial and operational difficulties at many financial institutions, there is potential for new federal or state laws and regulations regarding lending, liquidity standards, capital requirements and other aspects of our banking business.
Strong Competition Within our Market Area May Limit our Growth and Profitability
Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere.
Our Deposit Insurance Premium Could Be Substantially Higher in the Future Which Would Have an Adverse Effect on Our Future Earnings.
Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of certain depository institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 0.40% as of December 31, 2008, 79 basis points below the reserve ratio as of March 31, 2008. The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.
On February 27, 2009, the FDIC released a seven-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the FDIC proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. Changes to the risk-based assessment system would include increasing premiums for institutions that rely significantly on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

On February 27, 2009, the FDIC also adopted an interim rule with request for comments imposing a 20 basis point emergency special assessment on insured institutions on June 30, 2009, payable on September 30, 2009. The interim rule also permits the FDIC to impose an additional special assessment after June 30, 2009, of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. However, FDIC Chairman Bair has indicated in a letter to Senate Banking Committee Chairman Dodd that, if the U.S. Congress passes a bill increasing the FDIC’s authority to borrow from the U.S. Department of Treasury, the FDIC would reduce the proposed special assessment from 20 to 10 basis points. The U.S. Congress is currently considering legislation on such an increase in borrowing authority.
The Actions of the U.S. Government for the Purpose of Stabilizing the Financial Markets, or Market Response to Those Actions, May Not Achieve the Intended Effect, and Our Results of Operations Could Be Adversely Effected.
In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability. As of the date hereof, the Treasury has determined not to purchase troubled assets under the program. As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. EESA also increased deposit insurance on most accounts from $100,000 to $250,000 until the end of 2009.
Pursuant to the Federal Deposit Insurance Act, the FDIC also established a Temporary Liquidity Guarantee Program that provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program but participate in the Temporary Liquidity Guarantee Program. On February 27, 2009, the FDIC modified the Temporary Liquidity Guarantee Program to allow participating entities, with the FDIC’s permission, to also issue mandatory convertible debt.
The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of Company and the Bank. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the Troubled Asset Relief Program or the program does not function as intended, our prospects and results of operations could be adversely effected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
We currently conduct business from our main office, twelve additional full-service banking offices and seven limited service offices. We also maintain a loan processing office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2008.

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In Thousands)
Main Office 180 Old York Road Jenkintown, PA 19046	Owned	N/A	$1,147	$167,611

Loan Processing Office 179 Washington Lane Jenkintown, PA 19046	Owned	N/A	937	N/A

Glenside Branch 273 Keswick Avenue Glenside, PA 19038	Bldg. Owned Ground Leased	12/31/19	449	81,436

Abington Branch 990 Old York Road Abington, PA 19001	Leased	1/31/19	184	56,765

Willow Grove Branch 275 Moreland Road Willow Grove, PA 19090	Owned	N/A	1,409	60,919

Horsham Branch Rt 611 & County Line Road Horsham, PA 19044	Leased	5/31/13	144	39,499

Huntingdon Valley Branch 667 Welsh Road Huntingdon Valley, PA 19006	Leased	12/31/13	$63	$34,358

Fort Washington Branch 101 Fort Washington Avenue Fort Washington, PA 19034	Leased	8/15/13	102	35,750

Montgomeryville Branch 521 Stump Road North Wales, PA 19454	Leased	3/31/11	22	20,468

Warrington Branch 1111 Easton Road Warrington, PA 18976	Leased	6/30/15	959	24,059

Lansdale Branch 407 S. Broad Street Lansdale, PA 19446	Leased	1/31/17	90	7,411

Chalfont Branch 329 N. Main Street Chalfont, PA 18914	Leased	6/14/14	1,220	7,621

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In Thousands)
Spring House Branch 800 N. Bethlehem Pike Spring House, PA 19477	Owned	N/A	2,380	13,947

Hatboro Branch (1) 420 S. York Road Hatboro, PA 19040	Leased	N/A	430	7,826

Rydal Park Limited Service Office 1515 The Fairway Rydal, PA 19046	Leased	5/21/09	—	12,411

Centennial Station Limited Service Office 12106-B Centennial Station Warminster, PA 18974	Leased	7/31/11	—	4,290

Regency Towers Limited Service Office 1003 Easton Road Willow Grove, PA 19090	Leased	10/31/13	—	6,957

Ann’s Choice Limited Service Office 10000 Ann’s Choice Way Warminster, PA 18974	Leased	5/31/12	17	54,174

Ann’s Choice Limited Service Office #2 3000 Ann’s Choice Way Warminster, PA 18974	Leased	5/31/12	3	5,421

Maris Grove Limited Service Office 100 Maris Grove Way Glen Mills, PA 19342	Leased	9/30/11	3	20,563

Whitemarsh Limited Service Office 4000 Fox Hound Drive Lafayette Hill, PA 19444	Leased	3/31/12	—	3,464

(1)	Opened in September 2008.
ITEM 3. LEGAL PROCEEDINGS
As of December 31, 2008, we were not, and we presently are not, involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Abington Bank.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Abington Bancorp, Inc. common stock trades on the Nasdaq Global Market under the trading symbol “ABBC.” At the close of business on December 31, 2008, there were 2,810 shareholders of record.
The following table sets forth the high and low sales prices of the Company’s common stock as reported by the Nasdaq Global Market during the periods presented. Prices for prior periods have been adjusted by the 1.6 exchange ratio as a result of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

	Year Ended December 31,
	2008		2007
	High	Low	High	Low

First Quarter	$10.55	$8.51	$12.63	$11.69
Second Quarter	$10.98	$8.51	$12.74	$9.50
Third Quarter	$12.40	$8.44	$9.95	$8.50
Fourth Quarter	$10.90	$8.44	$9.93	$8.52
The following table summarizes the cash dividends per share of common stock paid by the Company during the periods indicated. Dividends per share for prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

	Year Ended December 31,
	2008	2007

First Quarter	$0.050	$0.038
Second Quarter	$0.050	$0.044
Third Quarter	$0.050	$0.045
Fourth Quarter	$0.050	$0.045

The following graph demonstrates comparison of the cumulative total returns for the common stock of Abington Bancorp, the NASDAQ Composite Index and the SNL Securities Thrift Index for the periods indicated. The graph includes adjustments to reflect the reorganization we completed on June 27, 2007 and assumes that an investor originally purchased shares of our predecessor mid-tier company on December 17, 2004 and exchanged his or her shares in June 2007 pursuant to the exchange ratio for our second step conversion. The graph below represents $100 invested in our common stock at its closing price on December 17, 2004. The cumulative total returns include the payment of dividends by Abington Bancorp.

	Period Ending
Index	12/17/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Abington Bancorp, Inc.	$100.00	$100.15	$98.34	$147.62	$117.70	$118.17
NASDAQ Composite	100.00	101.88	103.28	113.12	124.22	73.86
SNL Thrift Index	100.00	101.79	105.38	122.84	73.69	46.90

*	Source: SNL Financial LC
The Company did not sell any of its equity securities during 2008 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans see Item 12.
(b)	Not applicable.

(c)	Purchases of Equity Securities
The Company’s repurchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased(1)	per Share	or Programs	Programs(2)

October 1 – October 31, 2008	413,271	$9.73	413,271	297,149
November 1 – November 30, 2008	32,179	9.62	32,179	264,970
December 1 – December 30, 2008	164,878	9.41	164,569	100,401

Total	610,328	$9.64	610,019	100,401

(1)	Certain shares purchased during the quarter were acquired as part of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

(2)	On July 31, 2008, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,221,772 shares. Purchases under this plan were completed in January 2009.
ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial and other data of Abington Bancorp, Inc. set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$1,189,753	$1,079,669	$925,186	$844,072	$717,978
Cash and cash equivalents	31,863	68,055	44,565	27,714	33,296
Investment securities and FHLB stock:
Held-to-maturity	20,389	20,391	20,393	20,396	10,220
Available-for-sale	69,324	109,739	85,730	89,890	86,614
Mortgage-backed securities:
Held-to-maturity	83,093	46,892	56,144	67,411	81,704
Available-for-sale	151,629	94,124	78,023	79,943	83,028
Loans receivable, net	756,552	682,038	605,063	529,487	412,656
Deposits	664,950	609,613	587,002	501,183	405,290
FHLB advances	257,051	189,558	196,293	201,445	170,666
Other borrowed money	17,610	17,453	17,781	16,114	12,866
Stockholders’ equity	238,101	249,915	114,102	117,231	123,055
Banking offices	20	18	14	12	12

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$56,262	$56,811	$49,818	$40,011	$30,849
Total interest expense	26,498	31,064	27,268	18,999	14,209

Net interest income	29,764	25,747	22,550	21,012	16,640
Provision for loan losses	9,760	457	186	25	45

Net interest income after provision for loan losses	20,004	25,290	22,364	20,987	16,595
Total non-interest income	3,055	3,177	2,876	2,798	2,243
Total non-interest expense	21,218	18,685	15,746	14,976	12,015

Income before income taxes	1,841	9,782	9,494	8,809	6,823
Income taxes (benefit)	(278)	2,715	2,692	2,507	2,268

Net income	$2,119	$7,067	$6,802	$6,302	$4,555

Basic earnings per share (1)	$0.10	$0.31	$0.29	$0.26	$0.32	(2)
Diluted earnings per share (1)	$0.09	$0.30	$0.28	$0.26	$0.32	(2)
Cash dividends per share (1)	$0.20	$0.17	$0.14	$0.09	$—

	Year Ended December 31,
	2008	2007	2006	2005	2004
Selected Operating Ratios(3):
Average yield on interest-earning assets	5.42%	6.02%	5.93%	5.30%	4.95%
Average rate on interest-bearing liabilities	3.21	4.08	3.80	3.03	2.65
Average interest rate spread(4)	2.21	1.94	2.13	2.27	2.30
Net interest margin(4)	2.87	2.73	2.68	2.78	2.67
Average interest-earning assets to average interest-bearing liabilities	125.66	123.84	117.21	120.28	116.08
Net interest income after provision for loan losses to non-interest expense	94.28	135.35	142.03	140.14	138.12
Total non-interest expense to average assets	1.88	1.86	1.78	1.88	1.85
Efficiency ratio(5)	64.65	64.60	61.93	62.90	63.63
Return on average assets	0.19	0.70	0.77	0.79	0.70
Return on average equity	0.86	3.79	5.94	5.27	7.52
Average equity to average assets	21.86	18.56	12.94	15.02	9.30

	At or For the
	Year Ended December 31,
	2008	2007	2006	2005	2004
Asset Quality Ratios(6):
Non-performing loans as a percent of total loans receivable(7)	3.06%	0.23%	0.42%	0.54%	0.05%
Non-performing assets as a percent of total assets(7)	2.12	0.14	0.28	0.34	0.03
Allowance for loan losses as a percent of non-performing loans	49.35	116.84	62.69	50.29	622.03
Net (recoveries)/charge-offs to average loans receivable	(0.00)	0.08	0.01	(0.00)	0.02

Capital Ratios(8):
Tier 1 leverage ratio	14.20%	15.45%	10.54%	10.46%	12.73%
Tier 1 risk-based capital ratio	22.06	24.22	16.49	16.93	21.24
Total risk-based capital ratio	24.49	24.49	16.77	17.21	21.57

(1)	Earnings per share and cash dividends per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

(2)	Earnings per share for the 2004 period is presented on a pro forma basis under the assumption that the 13,965,600 shares (as adjusted as a result of the second-step conversion and reorganization of the Company which occurred on June 27, 2007) issued to Abington Mutual Holding Company in the December 16, 2004 initial public offering were outstanding for the entire year. The 11,426,400 public shares (as adjusted) sold in the initial public offering are considered to be outstanding beginning on December 16, 2004.

(3)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(4)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(5)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(6)	Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.

(7)	Non-performing assets consist of non-performing loans and real estate owned. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accruing loans. It is our policy, with certain limited exceptions, to cease accruing interest on single-family residential mortgage loans 120 days or more past due and all other loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(8)	Capital ratios are end of period ratios and are calculated for Abington Bank per regulatory requirements.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview—The Company is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization which was completed on June 27, 2007. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, professional services expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the FDIC and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with twelve other branches and seven limited service facilities located in nearby Montgomery, Bucks and Delaware County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily loans secured by residential and commercial real estate.

We had net income of $2.1 million for the year ended December 31, 2008, compared to net income of $7.1 million for the year ended December 31, 2007. Basic and diluted earnings per share were $0.10 and $0.09, respectively, for 2008 compared to $0.31 and $0.30, respectively, for 2007. The decrease in our net income for the year was due primarily to our provision for loan losses, which amounted to $9.8 million for 2008. Our allowance for loan losses increased to $11.6 million at December 31, 2008 from $1.8 million at December 31, 2007. Our net interest income was $29.8 million for the year ended December 31, 2008, representing an increase of 15.6% over 2007. The increase in our net interest income was due to a lower interest expense in 2008 which more than offset a decrease in interest income. Our average interest rate spread and net interest margin improved to 2.21% and 2.87%, respectively, for 2008 from 1.94% and 2.73%, respectively, for 2007. Our non-interest income decreased $123,000 or 3.9% to $3.1 million for 2008 from $3.2 million for 2007. Our non-interest expense increased, growing $2.5 million or 13.6% to $21.2 million for 2008 from $18.7 million for 2007. Our total assets increased $110.1 million, or 10.2%, to $1.19 billion at December 31, 2008 compared to $1.08 billion at December 31, 2007. Our total deposits increased $55.3 million or 9.1% to $665.0 million at December 31, 2008 compared to $609.6 million at December 31, 2007. The increase during 2008 was due to growth in core deposits. Our total stockholders’ equity decreased to $238.1 million at December 31, 2008 from $249.9 million at December 31, 2007. The decrease was due primarily to the repurchase of Company stock as part of our stock repurchase plan and by the 2007 Recognition and Retention Plan (the “2007 RRP”) Trust.
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
While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan losses have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods. Primarily as a result of the most recent examination by the FDIC, which was completed in November 2008, and upon review of certain additional information received with respect to certain impaired loans, during the fourth quarter of 2008, the Company increased its allowance for loan losses by $8.7 million.
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

Under SFAS No. 157, Fair Value Measurements, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.
•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.
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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2008, we did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements. We did have assets that were measured at fair value on a nonrecurring basis that use Level 3 measurements. See Note 16 in the Notes to the Consolidated Financial Statements in Item 8 herein for a further description of our fair value measurements.

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
Recent Accounting Pronouncements—In September 2006, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. During 2007, the Company amended its split dollar insurance agreements with employees to increase the benefits paid to those employees during their period of employment, but to discontinue any postretirement benefits. As a result of the amendments to those agreements, the adoption of this consensus on January 1, 2008 did not have any effect on our consolidated financial position or results of operations.
In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted this consensus as of January 1, 2008. The adoption did not have any effect on the Company’s financial position or results of operations.

In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company adopted this guidance as of January 1, 2008. The adoptions did not have any effect on our consolidated financial position or results of operations.
In November 2007, the SEC issued SAB No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted this statement as of January 1, 2008. The adoption did not have any effect on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This guidance will impact any acquisition by the Company after December 31, 2008.
In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company adopted this guidance as of December 31, 2008. The adoption did not have a material effect on our consolidated financial position or results of operations.

In February 2009, the FASB issued proposed FSP FAS 107-b and APB 28-a, Interim Disclosures About Fair Value of Financial Instruments. The comment period for the proposed FSP ended March 2, 2009. The proposed FSP would include the fair value disclosures currently required under SFAS No. 107 for interim periods in addition to annual periods. The Company does not expect that this guidance will have any effect on our consolidated financial position or results of operations.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2008 AND DECEMBER 31, 2007
Our total assets increased $110.1 million, or 10.2%, to $1.19 billion at December 31, 2008 compared to $1.08 billion at December 31, 2007. Our total cash and cash equivalents decreased $36.2 million or 53.2% during 2008 as we redeployed certain of our interest-bearing deposits in other banks to purchase additional securities. Our mortgage-backed securities increased by an aggregate of $93.7 million as purchases of $129.9 million outpaced repayments, maturities and sales aggregating $39.6 million. Our investment securities decreased $29.5 million in the aggregate due primarily to $60.4 million in calls, maturities and sales of agency bonds partially offset by $17.5 million in purchases of additional agency bonds and $15.1 million of municipal bonds. Net loans receivable increased $74.5 million or 10.9% during 2008. The largest loan growth occurred in construction loans, which increased $50.8 million, one- to four-family residential loans, which increased $28.8 million, and multi-family residential and commercial loans, which increased $25.0 million. These increases were partially offset by decreases in all other categories of loans.
Our total deposits increased $55.3 million or 9.1% to $665.0 million at December 31, 2008 compared to $609.6 million at December 31, 2007. The increase during 2008 was due to growth in core deposits. During the year, our savings and money market accounts grew $52.7 million, or 55.3%, and our checking accounts grew $5.9 million, or 6.0%, resulting in an increase to core deposits of $58.7 million, or 30.1%. Our certificate accounts decreased $3.3 million or 0.8%. Advances from the FHLB increased $67.5 million or 35.6% to $257.1 million at December 31, 2008. During 2008, we increased our utilization of advances from the FHLB as part of a strategic decision to replace high-rate certificates of deposit with lower cost sources of funding in the current interest rate environment. We are reviewing our continued utilization of advances from the FHLB as a source of funding based on recent decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock. The amount of FHLB stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.
Our stockholders’ equity decreased to $238.1 million at December 31, 2008 from $249.9 million at December 31, 2007. The decrease was due primarily to the purchase of approximately 1.1 million shares of the Company’s common stock during 2008 for approximately $10.8 million as part of our stock repurchase plan. The repurchase plan was completed in January 2009. Additionally, during 2008, the 2007 RRP trust purchased approximately 521,000 shares of the Company’s common stock for approximately $5.4 million in the aggregate, as part of the Company’s plans to fund the 2007 RRP. Also contributing to the decrease in total stockholders’ equity at December 31, 2008 compared to December 31, 2007 was a $2.4 million decrease in retained earnings during 2008 as our net income of $2.1 million was offset by a reduction of $4.5 million resulting from the payment of our quarterly cash dividends. Partially offsetting these decreases was a $3.1 million increase in accumulated other comprehensive income, due primarily to an increase in the unrealized gain on our available for sale investment and mortgage-backed securities.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2008, our cash and cash equivalents amounted to $31.9 million. In addition, at that date we had $3.7 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $221.0 million at December 31, 2008.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2008, we had certificates of deposit maturing within the next 12 months of $327.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. We have increased our utilization of borrowings in recent years as a cost efficient addition to deposits as a source of funds. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the Federal Home Loan Bank as collateral for such advances. For years ended December 31, 2008 and 2007, the average balance of our outstanding FHLB advances was $209.5 million and $183.4 million, respectively. At December 31, 2008, we had $257.1 million in outstanding FHLB advances and we had approximately $357.4 million in additional FHLB advances available to us. We are reviewing our continued utilization of advances from the FHLB as a source of funding based on recent decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock. The amount of FHLB stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.
Our total stockholders’ equity decreased to $238.1 million at December 31, 2008 from $249.9 million at December 31, 2007. The decrease was due primarily to the repurchase of Company stock as part of our stock repurchase plan and by the 2007 RRP Trust. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in June 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. These proceeds were initially invested in short-term, liquid investments to earn a market rate of return. The net proceeds received by the Bank further strengthened its capital position, which already exceeded all regulatory requirements (see table below). Our long-term plan continues to be to leverage our capital through retail deposit and loan growth. Specifically, we plan to use the net proceeds received by the Bank to fund new loans, to invest in mortgage-backed securities, to finance the expansion of our business activities, including developing new branch locations and for general corporate purposes. Towards this goal, we opened a new branch in Hatboro, Pennsylvania in 2008, in addition to the four new branches opened in 2007. Although new branches require a period of time to generate sufficient revenues to offset their costs, our ongoing branch expansion is a key component of our long-term business strategy. A portion of the net proceeds from the offering retained by the Company were used to make a loan to our ESOP in 2007 to fund the purchase of 1,042,771 shares of the Company’s Common

Stock at an aggregate cost of $10.4 million. The remaining net proceeds held by the Company were deposited in the Bank. During 2008, a portion of these funds were used to purchase approximately 1.1 million shares of the Company’s common stock for approximately $10.8 million as part of our stock repurchase plan. This stock repurchase plan, which called for the repurchase of up to 5% of the Company’s outstanding shares, or 1,221,772 shares, was completed in January 2009. In January 2009, we announced a new share repurchase plan to again repurchase up to 5% of the outstanding shares, or 1,163,475 shares. We believe that the share repurchase plan will benefit our shareholders by improving the Company’s return on equity and earnings per share as well as aid us in managing our strong capital position. With the Company’s share price trading below book value, it was an opportune time to continue to repurchase outstanding shares. In the long term, these proceeds may be used to repurchase additional shares of the Company’s common stock, subject to regulatory restrictions, and to pay dividends. During 2008, we paid quarterly cash dividends of $0.05 per share each quarter. In the long term, these proceeds may also be used to invest in securities and to finance the possible acquisition of financial institutions or branch offices or other businesses that are related to banking. Although we currently have no plans, understandings or agreements with respect to any specific acquisitions, we are constantly considering potential opportunities to increase long-term shareholder value.
The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	December 31,	December 31,	Regulatory	To Be Well
	2008	2007	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	14.20%	15.45%	4.00	5.00%
Tier 1 risk-based capital ratio	22.06	24.22	4.00	6.00
Total risk-based capital ratio	23.32	24.49	8.00	10.00
SHARE-BASED COMPENSATION
At December 31, 2008, the Company has four stock-based compensation plans, the 2005 and 2007 Recognition and Retention Plans (the “2005 and 2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 and 2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Shares were first issued under the 2007 plans in January 2008.
During the years ended December 31, 2008, 2007 and 2006, approximately $860,000, $405,000 and $370,000, respectively, was recognized in compensation expense for our stock option plans. During the years ended December 31, 2008, 2007 and 2006, a tax benefit of approximately $122,000, $37,000 and $36,000, respectively, was recognized from the plans. At December 31, 2008, approximately $2.7 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense is scheduled to be recognized is approximately 3.0 years.
During years ended December 31, 2008, 2007 and 2006, approximately $1.5 million, $689,000 and $680,000, respectively, was recognized in compensation expense related to the amortization of RRP shares. During the years ended December 31, 2008, 2007, and 2006, a tax benefit of approximately $550,000, $305,000 and $281,000, respectively, was recognized from the plans. As of December 31, 2008, approximately $4.7 million in additional compensation expense is scheduled to be recognized over the remaining lives of the RRP awards. At December 31, 2008, the weighted average remaining lives of the RRP awards is approximately 3.4 years.

The Company also has an employee stock ownership plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the years ended December 31, 2008, 2007 and 2006, we recognized approximately $945,000, $969,000 and $563,000 in compensation expense, respectively, due to the ESOP.
For a further discussion of these plans, see Note 13 in the Notes to the Consolidated Financial Statements in Item 8 herein.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2008 and 2007, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2008 and 2007, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated amounted to approximately $135.4 million and $126.0 million, respectively, in the aggregate.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2008 and December 31, 2007, the Bank had letters of credit outstanding of approximately $48.9 million and $17.2 million, respectively, of which $47.4 million and $15.8 million, respectively, were standby letters of credit. At December 31, 2008 and 2007, the uncollateralized portion of the letters of credit extended by the Bank was approximately $109,000 and $97,000, respectively, all of which was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit is not material as of December 31, 2008 and 2007.

The Bank is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Bank’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At December 31, 2008, such exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2008.

		Amount of Commitment Expiration — Per Period
			After One	After Three
	Total Amounts	To	to Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$48,855	$12,673	$21,177	$15,005	$—
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	2,100	2,100	—	—	—
Unused portion of home equity lines of credit	23,168	—	—	—	23,168
Unused portion of commercial lines of credit	55,348	55,348	—	—	—
Undisbursed portion of construction loans in process	54,798	30,543	24,255	—	—

Total commitments	$184,454	$100,664	$45,432	$15,005	$23,353

The following table summarizes our contractual cash obligations at December 31, 2008. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One	After Three
		To	to Three	to Five	After Five
	Total	One Year	Years	Years	Years
		(In Thousands)
Certificates of deposit	$411,324	$327,829	$51,676	$15,360	$16,459

FHLB advances	257,051	122,945	62,810	22,851	48,445
Repurchase agreements	17,610	17,610	—	—	—

Total debt	274,661	140,555	62,810	22,851	48,445

Operating lease obligations	7,151	851	1,729	1,464	3,107

Total contractual obligations	$693,136	$469,235	$116,215	$39,675	$68,011

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
General. We had net income of $2.1 million for the year ended December 31, 2008, compared to net income of $7.1 million for the year ended December 31, 2007. Basic and diluted earnings per share were $0.10 and $0.09, respectively, for 2008 compared to $0.31 and $0.30, respectively, for 2007. The decrease in our net income for the year was due primarily to our provision for loan losses, which amounted to $9.8 million for 2008. Our allowance for loan losses increased to $11.6 million at December 31, 2008 from $1.8 million at December 31, 2007. Our net interest income was $29.8 million for the year ended December 31, 2008, representing an increase of 15.6% over 2007. The increase in our net interest income was due to a lower interest expense in 2008 which more than offset a decrease in interest income. Our average interest rate spread and net interest margin improved to 2.21% and 2.87%, respectively, for 2008 from 1.94% and 2.73%, respectively, for 2007. Our non-interest income decreased $123,000 or 3.9% to $3.1 million for 2008 from $3.2 million for 2007. Our non-interest expense increased, growing $2.5 million or 13.6% to $21.2 million for 2008 from $18.7 million for 2007.
Interest Income. Interest income for the year ended December 31, 2008 decreased $549,000 or 1.0% over 2007 to $56.3 million. The decrease occurred as growth in the average balance of our total interest-earning assets was offset by a decrease in the average yield earned on our total interest-earning assets. The average balance of our total interest-earning assets increased $93.8 million or 9.9% to $1.04 billion for 2008 from $944.0 million for 2007. The most substantial growth was in the average balance of our mortgage-backed securities, which increased $52.4 million or 40.0% year-over-year, and in the average balance of our loans receivable which increased $57.0 million or 8.8% year-over-year. The average yield earned on our total interest-earning assets decreased 60 basis points to 5.42% for 2008 from 6.02% for 2007. Most significant was a 78 basis point decrease in the average yield earned on our loans receivable and a 220 basis point decrease in the average yield earned on our other interest-earning assets. The decreases in the yields were primarily the result of the current interest rate environment, reflected by the Federal Reserve Board’s Open Market Committee actions to cut the federal funds rate by 400 basis points from December 2007 to December 2008. The decrease in the yield on our other interest-earning assets was also impacted by the decision of the FHLB to suspend the dividend on their stock during the fourth quarter of 2008. As of December 31, 2008, we held approximately 146,000 shares of FHLB capital stock with a book value of $14.6 million. Dividend income on FHLB stock amounted to $261,000 and $640,000, respectively, in the years ended December 31, 2008 and 2007. The FHLB’s suspension of dividends is continuing and will again adversely impact interest income in 2009.
Interest Expense. Interest expense for the year ended December 31, 2008 decreased $4.6 million or 14.7% over 2007 to $26.5 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average balance of our total interest-bearing liabilities increased $63.6 million or 8.3% to $825.9 million for 2008 from $762.2 million for 2007. The most substantial growth was in the average balance of our deposits which increased $37.9 million or 6.8% year-over-year, due primarily to growth in our core deposits. The average balance of our core deposits increased $29.1 million or 19.0% to $182.3 million for 2008 from $153.3 million for 2007. The average balance of our advances from the FHLB also increased significantly, growing $26.1 million or 14.2% to $209.5 million for 2008 from $183.4 million for 2007. The average rate we paid on our total interest-bearing liabilities decreased 87 basis points to 3.21% for the 2008 from 4.08% for 2007. The average rate we paid on our total deposits decreased 96 basis points, year-over-year, driven by a 129 basis point decrease in the average rate paid on our certificates of deposit. Additionally, the average rate we paid on our advances from the FHLB decreased 51 basis points to 4.35% for 2008 from 4.86% for 2007 and the average rate we paid on our other borrowed money decreased 250 basis points to 1.80% for 2008 from 4.30% for 2007.

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

	Years Ended December 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$104,685	$4,698	4.49%	$105,219	$4,737	4.50%
Mortgage-backed securities	183,589	8,538	4.65	131,147	5,696	4.34
Loans receivable(2)	703,496	41,941	5.96	646,467	43,592	6.74
Other interest-earning assets	46,039	1,085	2.36	61,132	2,786	4.56

Total interest-earning assets	1,037,809	56,262	5.42%	943,965	56,811	6.02%

Cash and non-interest bearing balances	22,293			20,418
Other non-interest-earning assets	66,379			39,777

Total assets	$1,126,481			$1,004,160

Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$119,082	1,913	1.61%	$94,890	1,256	1.32%
Checking accounts	63,310	20	0.03	58,383	33	0.06
Certificate accounts	414,086	15,092	3.64	405,335	19,999	4.93

Total deposits	596,478	17,025	2.85	558,608	21,288	3.81
FHLB advances	209,498	9,115	4.35	183,379	8,905	4.86

Other borrowed money	19,887	358	1.80	20,247	871	4.30

Total interest-bearing liabilities	825,863	$26,498	3.21%	762,234	$31,064	4.08%

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	40,281			41,296
Real estate tax escrow accounts	3,247			2,860
Other liabilities	10,811			11,415

Total liabilities	880,202			817,805
Stockholders’ equity	246,279			186,355

Total liabilities and stockholders’ equity	$1,126,481			$1,004,160

Net interest-earning assets	$211,946			$181,731

Net interest income; average Interest rate spread		$29,764	2.21%		$25,747	1.94%

Net interest margin(3)			2.87%			2.73%

(1)	Investment securities for the 2008 period include 132 tax-exempt municipal bonds with an aggregate average balance of $35.8 million and an average yield of 3.9%. Investment securities for the 2007 period include 71 tax-exempt municipal bonds with an aggregate average balance of $21.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

(3)	Equals net interest income divided by average interest-earning assets.

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

	2008 vs. 2007
	Increase (Decrease) Due to
				Total
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$(15)	$(24)	$—	$(39)
Mortgage-backed securities	403	2,278	161	2,842
Loans receivable, net	(5,051)	3,846	(446)	(1,651)
Other interest-earning assets	(1,345)	(688)	332	(1,701)

Total interest-earning assets	(6,008)	5,412	47	(549)

Interest expense:
Savings accounts	269	320	68	657
Checking accounts	(15)	3	(1)	(13)
Certificate accounts	(5,226)	432	(113)	(4,907)

Total deposits	(4,972)	755	(46)	(4,263)
FHLB advances	(926)	1,268	(132)	210
Other borrowed money	(507)	(15)	9	(513)

Total interest-bearing liabilities	(6,405)	2,008	(169)	(4,566)

Increase in net interest income	$397	$3,404	$216	$4,017

(1)	Investment securities for the 2008 period include 132 tax-exempt municipal bonds with an aggregate average balance of $35.8 million and an average yield of 3.9%. Investment securities for the 2007 period include 71 tax-exempt municipal bonds with an aggregate average balance of $21.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
Provision for Loan Losses. We recorded a provision for loan losses of $9.8 million for the year ended December 31, 2008, including a provision of $8.7 million during the fourth quarter of 2008. We recorded a provision for loan losses of $457,000 for the year ended December 31, 2007. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. As of December 31, 2008, our allowance for loan losses amounted to $11.6 million, or 1.5% of total loans, compared to $1.8 million, or 0.3% of total loans, at December 31, 2007. Our loan portfolio at December 31, 2008 included an aggregate of $23.5 million of non-performing loans compared to $1.6 million of non-performing loans at December 31, 2007. At December 31, 2008, our largest single group of non-performing loans was comprised of three construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date. These three loans, which were more than 90 days past due, on non-accrual status and considered impaired at December 31, 2008, are for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. While the construction of the building is nearly complete, certain additional renovations are necessary to obtain the certificates of occupancy for a portion of the building’s units. We have commenced foreclosure proceedings with respect to the loans and, during the first quarter of 2009, became lender in possession of the high rise property. As lender in possession, we have control of the property to complete the renovations necessary to obtain the remaining certificates of occupancy. During the quarter ended December 31, 2008, $2.8 million of our provision for loan losses was allocated to these three loans and, as of

December 31, 2008, $3.7 million of our allowance for loan losses was allocated to these three loans. The increase in the allowance for loan losses allocated to these loans during 2008 was based on management’s further review of this loan relationship and consideration of a recently completed examination by the FDIC. During the fourth quarter of 2008, the Company also made provisions to the allowance for loan losses of $4.2 million in the aggregate upon management’s review of seven other construction and commercial real estate loans, with an aggregate outstanding balance of $17.5 million at December 31, 2008. Certain of the principals or guarantors for these seven loans also are principals involved in the non-performing 40-unit condominium construction project described above or certain other projects undertaken by the principals of those loans. Of these seven additional loans, two construction loans and two commercial real estate loans, with an aggregate balance of $7.3 million, are more than 90 days past due, on non-accrual status and deemed to be impaired at December 31, 2008. At December 31, 2008 and December 31, 2007, our non-performing loans amounted to 3.06% and 0.23% of loans receivable, respectively, and our allowance for loan losses amounted to 49.4% and 116.8% of non-performing loans, respectively. We are continuing to monitor our loan portfolio, and given current economic conditions, no assurances can be given that additional provisions for loan losses will not be necessary in subsequent quarters.
Non-interest Income. Our total non-interest income for the year ended December 31, 2008 amounted to $3.1 million compared to $3.2 million for the year ended December 31, 2007. The decrease was due primarily to securities impairment charges aggregating $869,000 and a loss on the sale REO of $150,000. The impairment charge was taken to write-down the carrying value of our investment in a mortgage-backed securities based mutual fund to its fair value of $2.5 million at December 31, 2008, based on our determination that the investment, the AMF Ultra Short Mortgage Fund, was other-than-temporarily impaired. It is possible that additional impairment charges will be recognized on our investment in this fund in 2009. The loss on the sale of REO resulted from the sale of two properties in December 2008. The first property, with an aggregate carrying value of $952,000, was sold for a gain of approximately $25,000. The second property, with a carrying value of $700,000, was sold for a loss of approximately $175,000. As of December 31, 2008, we held two additional properties as REO with an aggregate carrying value of $1.7 million. We will continue to consider any reasonable offers to sell these properties at a price that we consider commensurate with their value, although we do not currently have any plans, understandings or agreements in place with respect to any specific sales. The securities impairment charge and loss on the sale of real estate owned were partially offset by an increase in income on BOLI of $773,000 and a gain on the sale of securities of $146,000. The increase in income on BOLI resulted mainly from the purchase of $20.0 million of additional BOLI during the third quarter of 2007.
Non-interest Expense. Our total non-interest expenses for the year ended December 31, 2008 amounted to $21.2 million, representing an increase of $2.5 million or 13.6% from the year ended December 31, 2007. The largest increases for the year were in salaries and employee benefits, director compensation and other non-interest expenses as well as occupancy expense and professional services expense. Salaries and employee benefits expense increased $1.2 million or 12.3%, year-over-year, due, in part, to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs, as well as an additional expense of $870,000 recognized during 2008 for the issuance of awards to officers and employees under the 2007 SOP and the 2007 RRP, which were approved by shareholders in January 2008. These increases were partially offset by a decrease of $226,000 in our employee profit sharing expense. This expense, which relates to the year-end bonuses for officers and employees, is based on various factors considered by the Compensation Committee and the Board of Directors, including the Company’s net income. Additionally, the expense for our supplemental retirement plan (“SERP”) decreased by $242,000 due to the retirement of one of our executive officers. We expect salaries and employee benefits expense to increase again in 2009 due to further merit increases in salary and continued rising benefit costs. Further, we expect our employee profit sharing expense and the expense for our SERP in 2009 to exceed their 2008 levels. Directors compensation increased $380,000 or 80.2% in 2008 compared to 2007 primarily due to the issuance of awards under our 2007 SOP and 2007 RRP. The expense recorded for the 2007 SOP awards is based on the estimated fair value of the awards on the grant date, in accordance with SFAS No. 123R, using the Black-Scholes Single Option Pricing Model, however the option awards have no economic value to the directors unless the share price of the Company’s common stock exceeds the strike price of the options. The economic value of the 2007 RRP awards to the directors is also based on the value of the Company’s common stock. Other non-interest expenses increased $622,000 or 27.5% in 2008 compared to 2007 due primarily to a $354,000 increase in deposit insurance premiums and a $104,000 increase in expenses for real estate owned. The increase in deposit insurance premiums is based on a new fee structure implemented by the FDIC. As a result of recent actions by the FDIC, deposit insurance premiums were increased again and will be assessed at a higher rate for 2009. See Item I, Business, “- Supervision and Regulation — Regulation of Abington Bank — Insurance of Accounts.” Additionally, we expect further expenses related to REO in 2009 both for our existing REO properties as well as for other properties that we could potentially acquire. Occupancy expense increased by $160,000 or 8.1%, year-over-year, primarily as a result of our additional branches opened in 2007 and 2008 as well as additional equipment and computer costs for all of our facilities. Professional services expense increased $102,000 or 9.1%, year-over-year, due to increases in both legal and accounting fees. The increase in legal fees was due, in part, to expenses related to the special meeting of shareholders held in January 2008 as well as expenses incurred in connection with the resolution of certain non-performing loans.
Income Tax Expense. We recorded an income tax benefit of approximately $278,000 for the year ended December 31, 2008 compared to an income tax expense of approximately $2.7 million for the year ended December 31, 2007. A tax benefit was recognized during 2008 on pre-tax income of $1.8 million for the year due to the fact that approximately $3.3 million of this pre-tax income was generated from tax-exempt municipal securities and BOLI.
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
Interest Expense. Interest expense increased $3.8 million or 13.9% to $31.1 million for the year ended December 31, 2007 compared to $27.3 million for the year ended December 31, 2006. The increase in interest expense for 2007 was primarily the result of an increase in interest expense on deposits, partially offset by a decrease in interest expense on advances from the FHLB. Interest expense on deposits increased $4.5 million or 26.9% to $21.3 million for the year ended December 31, 2007 from $16.8 million for the year ended December 31, 2006. During the year ended December 31, 2007 compared to the year ended December 31, 2006, our average deposit balance grew by $63.5 million or 12.8% primarily due to growth in higher-rate certificates of deposit. The average balance of our certificates of deposit increased $65.6 million or 19.3% to $405.3 million for 2007 from $339.7 million for 2006. The growth in certificates of deposit was a result of higher market rates of interest on certificates of deposit relative to other deposit products and other investments in the current interest rate environment. The average rate we paid on our certificates of deposit increased 33 basis points to 4.93% for 2007 from 4.60% for 2006, and the average rate we paid on our total deposits increased 42 basis points to 3.81% for 2007 from 3.39% for 2006. During the year ended December 31, 2007 compared to the year ended December 31, 2006, our interest expense on advances from the FHLB decreased $752,000 or 7.8%, primarily due to an $18.4 million decrease in the average balance of those borrowings.

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

	Years Ended December 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$105,219	$4,737	4.50%	$100,211	$4,005	4.00%
Mortgage-backed securities	131,147	5,696	4.34	143,664	6,031	4.20
Loans receivable(2)	646,467	43,592	6.74	570,850	38,633	6.77
Other interest-earning assets	61,132	2,786	4.56	25,809	1,149	4.45

Total interest-earning assets	943,965	56,811	6.02%	840,534	49,818	5.93%

Cash and non-interest bearing balances	20,418			19,095
Other non-interest-earning assets	39,777			25,617

Total assets	$1,004,160			$885,246

Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$94,890	1,256	1.32%	$101,755	1,129	1.11%
Checking accounts	58,383	33	0.06	53,676	11	0.02
Certificate accounts	405,335	19,999	4.93	339,712	15,634	4.60

Total deposits	558,608	21,288	3.81	495,143	16,774	3.39
FHLB advances	183,379	8,905	4.86	201,810	9,656	4.78
Other borrowed money	20,247	871	4.30	20,155	838	4.16

Total interest-bearing liabilities	762,234	$31,064	4.08%	717,108	$27,268	3.80%

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	41,296			42,191
Real estate tax escrow accounts	2,860			2,528
Other liabilities	11,415			8,831

Total liabilities	817,805			770,658
Stockholders’ equity	186,355			114,588

Total liabilities and stockholders’ equity	$1,004,160			$885,246

Net interest-earning assets	$181,731			$123,426

Net interest income; average Interest rate spread		$25,747	1.94%		$22,550	2.13%

Net interest margin(3)			2.73%			2.68%

(1)	Investment securities for the 2007 period include 71 tax-exempt municipal bonds with an aggregate average balance of $21.4 million and an average yield of 4.2%. Investment securities for the 2006 period include 47 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

(3)	Equals net interest income divided by average interest-earning assets.

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

	2007 vs. 2006
	Increase (Decrease) Due to
				Total
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$507	$200	$25	$732
Mortgage-backed securities	209	(525)	(18)	(334)
Loans receivable, net	(140)	5,117	(19)	4,958
Other interest-earning assets	27	1,573	37	1,637

Total interest-earning assets	603	6,365	25	6,993

Interest expense:
Savings accounts	218	(76)	(15)	127
Checking accounts	19	1	2	22
Certificate accounts	1,127	3,020	218	4,365

Total deposits	1,364	2,945	205	4,514
FHLB advances	144	(882)	(13)	(751)
Other borrowed money	29	4	—	33

Total interest-bearing liabilities	1,537	2,067	192	3,796

Increase in net interest income	$(934)	$4,298	$(167)	$3,197

(1)	Investment securities for the 2007 period include 71 tax-exempt municipal bonds with an aggregate average balance of $21.4 million and an average yield of 4.2%. Investment securities for the 2006 period include 47 tax-exempt municipal bonds with an aggregate average balance of $20.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
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
Non-interest Income. Our total non-interest income amounted to $3.2 million for the year ended December 31, 2007 compared to $2.9 million for the year ended December 31, 2006. The increase of $301,000 or 10.5% resulted from a $429,000 increase in income on BOLI that was partially offset by an $86,000 decrease in service charge income and a $39,000 decrease in other non-interest income. The increase in income on BOLI for 2007 when compared to 2006 resulted primarily from the purchase of $20.0 million of additional BOLI during the third quarter of 2007. The decrease in service charge income in 2007 compared to 2006 resulted primarily from a $141,000 decrease in overdraft fees, partially offset by a $68,000 increase in debit card income. The decrease in other non-interest income for the year ended December 31, 2007 compared to the year ended December 31, 2006 resulted primarily from a $36,000 decrease in appraisal fee income.

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 10.27% at December 31, 2008, compared to a negative 9.04% at December 31, 2007.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding December 31, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 21%. The annual prepayment rate for mortgage-backed securities is assumed to range from 3% to 35%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$293,408	$56,394	$160,251	$91,390	$144,019	$745,462
Mortgage-backed securities	28,896	19,955	50,485	34,182	98,176	231,694
Investment securities	9,668	—	6,494	34,770	37,239	88,171
Other interest-earning assets	23,396	—	—	—	—	23,396

Total interest-earning assets	355,368	76,349	217,230	160,342	279,434	1,088,723

Interest-bearing liabilities:
Savings and money market accounts	$22,176	$22,176	$55,660	$25,609	$22,468	$148,089
Checking accounts	—	—	—	—	68,343	68,343
Certificate accounts	233,737	102,672	43,101	15,360	16,454	411,324
FHLB advances	126,455	29,101	58,879	12,323	30,293	257,051
Other borrowed money	17,610	—	—	—	—	17,610

Total interest-bearing liabilities	399,978	153,949	157,640	53,292	137,558	902,417

Interest-earning assets less interest-bearing liabilities	$(44,610)	$(77,600)	$59,590	$107,050	$141,876	$186,306

Cumulative interest-rate sensitivity gap(3)	$(44,610)	$(122,210)	$(62,620)	$44,430	$186,306

Cumulative interest-rate gap as a percentage of total assets at December 31, 2008	(3.75)%	(10.27)%	(5.26)%	3.73%	15.66%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2008	88.85%	77.94%	91.20%	105.81%	120.65%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2008 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
(Dollars in Thousands)
200bp	$196,020	$(10,038)	(4.87)%	16.70%	(18	)bp
100	205,825	(233)	(0.11)	17.13	25
Static	206,058	—	—	16.88	—
(100)	198,988	(7,070)	(3.43)	16.11	(77)
(200)	186,958	(19,100)	(9.27)	15.00	(188)
In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2008.

Change in Interest Rates in
Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
200bp	$26,634	$(1,160)	(4.17)%
100	27,554	(240)	(0.86)
Static	27,794	—	—
(100)	27,925	131	0.47
(200)	27,572	(222)	(0.80)
The above table indicates that as of December 31, 2008, in the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net interest income for the 12 months ending December 31, 2009 would be expected to decrease by $1.2 million or 4.17% to $26.6 million.
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
We have audited the accompanying consolidated statements of financial condition of Abington Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abington Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abington Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2009 expressed an unqualified opinion.
/s/ BEARD MILLER COMPANY LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2009

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$23,074,990	$22,342,499
Interest-bearing deposits in other banks	8,788,354	45,712,962

Total cash and cash equivalents	31,863,344	68,055,461
Investment securities held to maturity (estimated fair value—2008, $20,590,495; 2007, $20,656,427)	20,389,106	20,391,268
Investment securities available for sale (amortized cost— 2008, $67,782,158; 2007, $98,202,711)	69,323,505	98,780,774
Mortgage-backed securities held to maturity (estimated fair value—2008, $81,702,915; 2007, $45,627,107)	83,093,064	46,891,843
Mortgage-backed securities available for sale (amortized cost— 2008, $148,601,190; 2007, $94,400,607)	151,628,507	94,124,123
Loans receivable, net of allowance for loan losses (2008, $11,596,784; 2007, $1,811,121)	756,552,352	682,038,113
Accrued interest receivable	4,856,707	4,977,909
Federal Home Loan Bank stock—at cost	14,607,700	10,958,700
Cash surrender value — bank owned life insurance	39,184,889	37,298,126
Property and equipment, net	11,070,542	10,759,799
Real estate owned	1,739,599	1,558,000
Deferred tax asset	4,456,103	1,892,051
Prepaid expenses and other assets	988,060	1,942,454

TOTAL ASSETS	$1,189,753,478	$1,079,668,621

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$37,194,591	$37,027,767
Interest-bearing	627,755,843	572,584,934

Total deposits	664,950,434	609,612,701
Advances from Federal Home Loan Bank	257,051,203	189,557,572
Other borrowed money	17,609,637	17,453,060
Accrued interest payable	2,617,721	3,498,235
Advances from borrowers for taxes and insurance	3,275,285	2,978,650
Accounts payable and accrued expenses	6,148,613	6,653,343

Total liabilities	951,652,893	829,753,561

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; issued: 24,460,240 shares in 2008 and 2007; outstanding: 23,369,916 shares in 2008, 24,449,526 shares in 2007	244,602	244,602
Additional paid-in capital	201,378,465	200,634,467
Treasury stock—at cost, 1,090,324 shares in 2008, 10,714 shares in 2007	(10,525,100)	(104,997)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(15,138,418)	(15,977,458)
Recognition & Retention Plan Trust (RRP)	(5,593,821)	(1,867,065)
Deferred compensation plans trust	(1,190,857)	(1,149,610)
Retained earnings	66,007,138	68,360,520
Accumulated other comprehensive income (loss)	2,918,576	(225,399)

Total stockholders’ equity	238,100,585	249,915,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,189,753,478	$1,079,668,621

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
INTEREST INCOME:
Interest and fees on loans	$41,940,531	$43,591,724	$38,633,459
Interest and dividends on investment and mortgage-backed securities
Taxable	11,833,507	9,537,051	9,183,444
Tax-exempt	1,403,069	896,381	852,661
Interest and dividends on other interest-earning assets	1,084,898	2,785,839	1,148,624

Total interest income	56,262,005	56,810,995	49,818,188

INTEREST EXPENSE:
Interest on deposits	17,024,229	21,287,957	16,773,531
Interest on Federal Home Loan Bank advances	9,115,346	8,904,716	9,656,307
Interest on other borrowed money	358,312	870,858	838,291

Total interest expense	26,497,887	31,063,531	27,268,129

NET INTEREST INCOME	29,764,118	25,747,464	22,550,059

PROVISION FOR LOAN LOSSES	9,759,936	457,192	185,521

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	20,004,182	25,290,272	22,364,538

NON-INTEREST INCOME:
Service charges	1,645,537	1,632,949	1,719,437
Income on bank owned life insurance	1,886,763	1,113,870	685,298
Loss on sale of real estate owned	(149,744)	—	—
Gain (loss) on sale of securities	146,375	—	(601)
Impairment charge on investment securities	(869,194)	—	—
Other income	394,778	430,461	472,012

Total non-interest income	3,054,515	3,177,280	2,876,146

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,295,243	10,056,100	8,672,886
Occupancy	2,149,662	1,989,281	1,535,787
Depreciation	832,779	776,052	671,395
Professional services	1,214,869	1,113,054	666,173
Data processing	1,495,742	1,432,851	1,285,890
Advertising and promotions	496,130	586,234	491,306
Director compensation	853,807	473,856	456,076
Other	2,879,284	2,257,662	1,966,747

Total non-interest expenses	21,217,516	18,685,090	15,746,260

INCOME BEFORE INCOME TAXES (BENEFIT)	1,841,181	9,782,462	9,494,424
(BENEFIT) PROVISION FOR INCOME TAXES	(278,424)	2,715,726	2,692,176

NET INCOME	$2,119,605	$7,066,736	$6,802,248

BASIC EARNINGS PER COMMON SHARE	$0.10	$0.31	$0.29	*
DILUTED EARNINGS PER COMMON SHARE	$0.09	$0.30	$0.28	*

BASIC AVERAGE COMMON SHARES OUTSTANDING:	21,899,094	22,866,089	23,592,677	*
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	22,630,136	23,348,529	23,994,168	*

*	Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.
See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2006	15,870,000	$158,700	$69,234,964	$—	$(11,269,649)	$61,889,180	$(2,782,428)	$117,230,767

Comprehensive income:
Net income	—	—	—	—	—	6,802,248	—	6,802,248
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $360,905	—	—	—	—	—	—	700,580	700,580

Comprehensive income								7,502,828

Adjustment to initially apply FASB Statement No. 158, net of tax benefit of $272,284							(528,552)	(528,552)
Treasury stock purchased	—	—	—	(8,317,848)	—	—	—	(8,317,848)
Cash dividends declared, ($0.14 per share)*	—	—	—	—	—	(3,439,214)	—	(3,439,214)
Excess tax benefit on stock-based compensation	—	—	49,189	—	—	—	—	49,189
Stock options expense	—	—	370,478	—	—	—	—	370,478
Common stock released from benefit plans	—	—	19,612	—	1,224,840	—	—	1,244,452
Common stock acquired by benefit plans	—	—	—	—	(9,876)	—	—	(9,876)

BALANCE— DECEMBER 31, 2006	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	—	—	—	—	—	7,066,736	—	7,066,736
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $1,175,005	—	—	—	—	—	—	2,280,889	2,280,889
Amortization of unrecognized deferred costs on defined benefit pension plan, net of tax benefit of $53,634							104,112	104,112

Comprehensive income								9,451,737

Treasury stock purchased	—	—	—	(104,997)	—	—	—	(104,997)
Cash dividends declared, ($0.17 per share)*	—	—	—	—	—	(3,958,430)	—	(3,958,430)
Cancellation of common stock	(15,870,000)	(158,700)	158,700	—	—	—	—	—
Issuance of common stock, net	24,460,240	244,602	134,440,983	—	—	—	—	134,685,585
Dissolution of Abington Mutual Holding Company	—	—	4,123,098	—	—	—	—	4,123,098
Cancellation of treasury stock	—	—	(8,317,848)	8,317,848	—	—	—	—
Excess tax benefit on stock-based compensation	—	—	71,142	—	—	—	—	71,142
Stock options expense	—	—	404,896	—	—	—	—	404,896
Common stock released from benefit plans	—	—	79,253	—	1,590,859	—	—	1,670,112
Common stock acquired by benefit plans	—	—	—	—	(10,530,307)	—	—	(10,530,307)

BALANCE— DECEMBER 31, 2007	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

*	Dividends per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.
See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2008	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	—	—	—	—	—	2,119,605	—	2,119,605
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $1,450,809	—	—	—	—	—	—	2,816,276	2,816,276
Amortization of unrecognized deferred costs on defined benefit pension plan, net of tax benefit of $168,812							327,699	327,699

Comprehensive income								5,263,580

Treasury stock purchased	—	—	—	(10,953,623)	—	—	—	(10,953,623)
Cash dividends declared, ($0.20 per share)	—	—	—	—	—	(4,472,987)	—	(4,472,987)
Exercise of stock options	—	—	(111,758)	533,520	—	—	—	421,762
Excess tax benefit on stock-based compensation	—	—	50,902	—	—	—	—	50,902
Stock options expense	—	—	859,940	—	—	—	—	859,940
Common stock released from benefit plans	—	—	(55,086)	—	2,479,272	—	—	2,424,186
Common stock acquired by benefit plans	—	—	—	—	(5,408,235)	—	—	(5,408,235)

BALANCE— DECEMBER 31, 2008	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Year Ended December 31,
		2008	2007	2006
OPERATING ACTIVITIES:
Net income		$2,119,605	$7,066,736	$6,802,248
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses		9,759,936	457,192	185,521
Depreciation		832,779	776,052	671,395
Share-based compensation expense		3,273,726	2,062,905	1,614,170
Loss on sale of real estate owned		149,744	—	—
Impairment charge on investment securities		869,194	—	—
(Gain) loss on sale of securities		(146,375)	—	601
Deferred income tax benefit		(4,183,673)	(311,974)	(249,137)
Amortization of:
Deferred loan fees		(826,921)	(814,526)	(929,058)
Premiums and discounts, net		(63,990)	55,828	100,999
Income from bank owned life insurance		(1,886,763)	(1,113,870)	(685,298)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable		121,202	(612,374)	(890,185)
Prepaid expenses and other assets		954,394	1,058,581	97,071
Accrued interest payable		(880,514)	993,965	595,036
Accounts payable and accrued expenses		(49,466)	1,841,210	263,862

Net cash provided by operating activities		10,042,878	11,459,725	7,577,225

INVESTING ACTIVITIES:
Principal collected on loans		169,988,389	135,692,550	138,944,098
Disbursements for loans		(254,595,010)	(213,868,349)	(213,776,332)
Purchases of:
	2	(44,779,804)	—	—
Mortgage-backed securities available for sale		(85,084,087)	(29,622,928)	(12,618,804)
Investments available for sale		(33,639,071)	(70,036,889)	(26,136,163)
Federal Home Loan Bank stock		(6,601,700)	(2,471,663)	(3,333,599)
Property and equipment		(1,143,522)	(2,626,941)	(3,070,161)
Bank owned life insurance		—	(20,000,000)	—
Investment in real estate owned		(699,618)	—	—
Proceeds from:
Sales and maturities of mortgage-backed securities available for sale		10,123,775	—	—
Sales and maturities of investments available for sale		63,271,425	47,700,000	29,077,688
Principal repayments of mortgage-backed securities held to maturity		8,516,941	9,158,184	11,144,060
Principal repayments of mortgage-backed securities available for sale		20,952,903	15,062,589	15,022,609
Redemption of Federal Home Loan Bank stock		2,952,700	2,753,663	3,154,099
Sales of real estate owned		1,527,642	—	—

Net cash used in investing activities		(149,209,037)	(128,259,784)	(61,592,505)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts		58,656,524	(3,058,230)	(17,033,871)
Net (decrease) increase in certificate accounts		(3,318,791)	25,669,371	102,852,407
Net increase (decrease) in other borrowed money		156,577	(328,200)	1,667,311
Advances from Federal Home Loan Bank		140,935,000	40,935,000	50,935,000
Repayments of advances from Federal Home Loan Bank		(73,441,369)	(47,670,701)	(56,086,679)
Net increase in advances from borrowers for taxes and insurance		296,635	354,340	239,996
Excess tax benefit from stock-based compensation		50,902	71,142	49,189
Proceeds from stock issuance, net		—	134,685,585	—
Dissolution of Abington Mutual Holding Company		—	4,123,098	—
Acquisition of stock for benefit plans		(5,356,588)	(10,427,710)	—
Proceeds from exercise of stock options		421,762	—	—
Purchase of treasury stock		(10,953,623)	(104,997)	(8,317,848)
Payment of cash dividends		(4,472,987)	(3,958,430)	(3,439,214)

Net cash provided by financing activities		102,974,042	140,290,268	70,866,291

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS		(36,192,117)	23,490,209	16,851,011

CASH AND CASH EQUIVALENTS—Beginning of year		68,055,461	44,565,252	27,714,241

CASH AND CASH EQUIVALENTS—End of year		$31,863,344	$68,055,461	$44,565,252

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2008	2007	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year:

Interest on deposits and other borrowings	$27,378,401	$30,069,566	$26,673,093

Income taxes	$3,300,000	$2,600,000	$3,125,000

Transfer of loans receivable to real estate owned	$1,159,367	$1,558,000	$—

Release of stock from deferred compensation plans trust	$10,400	$12,103	$760

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
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
The Bank’s executive offices are in Jenkintown, Pennsylvania, with twelve additional full service branch offices and seven limited service banking offices located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. Keswick Services II, and its wholly owned subsidiaries, and Abington Corp. are currently inactive subsidiaries of the Bank.
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
On June 27, 2007, a second-step conversion was completed after which Abington Mutual Holding Company and Abington Community Bancorp, Inc. ceased to exist and Abington Bancorp, Inc. was organized as the new stock-form holding company for the Bank and successor to Abington Community Bancorp. A total of 13,965,600 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.7 million, net of offering costs of approximately $5.0 million. As part of the conversion, each outstanding public share of Abington Community Bancorp, Inc. (that is, shares owned by stockholders other than Abington Mutual Holding Company) was exchanged for 1.6 shares of Company Common Stock. The exchange resulted in an additional 10,494,640 outstanding shares of common stock of the Company for a total of 24,460,240 outstanding shares as of the closing of the second-step conversion. Treasury stock held was cancelled. For further information on the Company’s second-step conversion see Note 18 herein.

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
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. During the year ended December 31, 2008, the Company recognized impairment charges aggregating approximately $869,000 to write-down the book value of an investment in a mortgage-backed security based mutual fund to its fair value of $2.5 million at December 31, 2008. No impairment charges were recognized during the years ended December 31, 2007 and 2006.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions including the duration of the current business cycle and other factors affecting the known and inherent risk in the portfolio.
The allowance consists of specific allowances for impaired loans, a general allowance on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. The allowance on impaired loans is established for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. The general valuation allowance on classified loans which are not impaired relates to loans that are classified in categories such as “doubtful”, “substandard” or “special mention,” based on identified weaknesses that increase the credit risk of the loan. The general allowance on non-classified loans is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This allowance is based on historical loss experience adjusted for qualitative factors including the composition of the loan portfolio and current economic conditions.
The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Impairment losses are included in the provision for loan losses.
Loans Held for Sale and Loans Sold—The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Company had no loans classified as held for sale at December 31, 2008 or 2007.
The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At December 31, 2008 and 2007, mortgage servicing rights of $43,000 and $49,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.
Amortization of the servicing asset totaled approximately $6,000 for each of the years ended December 31, 2008, 2007 and 2006.

Federal Home Loan Bank Stock—Federal Home Loan Bank (“FHLB”) stock is a restricted investment security that is generally viewed as a long-term investment. FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. No impairment charges were recognized on FHLB stock during the years ended December 31, 2008, 2007 and 2006. Dividends received on FHLB stock are recognized as interest income.
Real Estate Owned—Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure, establishing a new cost basis. Losses arising from foreclosure transactions are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Net revenue and expenses from operations and additions to the valuation allowance are included in gain or loss on real estate owned.
Property and Equipment—Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the expected useful lives of the related assets, which range from 5 years for software, computer equipment and automobiles to 45 years for buildings. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.
Bank Owned Life Insurance (“BOLI”)—The Company purchases bank owned life insurance as a mechanism for funding various employee benefit costs. The Company is the beneficiary of these policies that insure the lives of certain officers of its subsidiaries. The Company has recognized the cash surrender value under the insurance policies as an asset in the consolidated statements of financial condition. Changes in the cash surrender value are recorded in non-interest income in the consolidated statements of income.
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
Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties incurred in relation to payment of income tax liabilities are recognized in the provision for income taxes in the income statement in the period in which they occur. No interest or penalties for income taxes were recognized during the years ended December 31, 2008, 2007 and 2006. The Company does not have any unrecognized tax benefits at December 31, 2008 or 2007 or during the years then ended. No unrecognized tax benefits are expected to arise within the next twelve months.

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
Comprehensive Income—The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of income and are recorded directly to stockholders’ equity. These amounts consist of unrealized holding gains on available for sale securities and unrecognized deferred costs of the Company’s defined benefit pension plan.
The components of other comprehensive income are as follows:

	Year Ended December 31,
	2008	2007	2006

Net unrealized gain on securities arising during the year	$2,339,215	$2,280,889	$700,183
Plus: reclassification adjustment for net losses included in net income, net of tax benefit of $245,758 in 2008 and $204 in 2006	477,061	—	397

Net unrealized gain on securities	$2,816,276	$2,280,889	$700,580

Amortization of unrecognized deferred costs on supplemental retirement plan, net of tax benefit of $168,812 in 2008 and $53,634 in 2007	327,699	104,112	—

Total other comprehensive income	$3,143,975	$2,385,001	$700,580

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2008	2007	2006

Net unrealized gain (loss) on securities	$3,015,317	$199,041	$(2,081,848)
Unrecognized deferred costs of supplemental retirment plan	(96,741)	(424,440)	(528,552)

Total accumulated other comprehensive income (loss)	$2,918,576	$(225,399)	$(2,610,400)

Treasury Stock and Unallocated Common Stock—Stock held in treasury by the Company, including unallocated stock held by certain benefit plans, is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders’ equity. The cost basis for subsequent sales of treasury shares is determined using a first-in first-out method.

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
At December 31, 2008, the Company has four stock-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and the 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2007. These plans are more fully described in Note 13.
The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 13. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. For purposes of computing basic and diluted earnings per share, ESOP shares that have been committed to be released are considered outstanding. ESOP shares that have not been committed to be released are not considered outstanding. Dividends paid on unallocated shares are used to pay debt service.
Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs which are considered antidilutive are not included for the purposes of this calculation. For the year ended December 31, 2008, there were 1,277,240 antidilutive CSEs. For the years ended December 31, 2007 and 2006, there were no antidilutive CSEs. Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. Earnings per share were calculated as follows:

	Year Ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$2,119,605	$2,119,605	$7,066,736	$7,066,736	$6,802,248	$6,802,248

Weighted average shares outstanding	21,899,094	21,899,094	22,866,089	22,866,089	23,592,677	23,592,677
Effect of CSEs	—	731,042	—	482,440	—	401,491

Adjusted weighted average shares used in earnings per share computation	21,899,094	22,630,136	22,866,089	23,348,529	23,592,677	23,994,168

Earnings per share	$0.10	$0.09	$0.31	$0.30	$0.29	$0.28

Recent Accounting Pronouncements—In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies. EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods. EITF 06-4 is effective for fiscal years beginning after December 15, 2007, with earlier application permitted. During 2007, the Company amended its split dollar insurance agreements with employees to increase the benefits paid to those employees during their period of employment, but to discontinue any postretirement benefits. As a result of the amendments to those agreements, the adoption of this consensus on January 1, 2008 did not have any effect on our consolidated financial position or results of operations.
In March 2007, the FASB ratified EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company adopted this consensus as of January 1, 2008. The adoption did not have any effect on the Company’s financial position or results of operations.
In June 2007, the EITF reached a consensus on Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company adopted this guidance as of January 1, 2008. The adoptions did not have any effect on our consolidated financial position or results of operations.
In November 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings. SAB No. 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff’s views consistent with current authoritative accounting guidance, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments. Specifically, SAB 109 revises the SEC staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109 retains the staff’s views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted this statement as of January 1, 2008. The adoption did not have any effect on the Company’s financial position or results of operations.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This guidance will impact any acquisition by the Company after December 31, 2008.

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.
In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment of Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company adopted this guidance as of December 31, 2008. The adoption did not have a material effect on our consolidated financial position or results of operations.
In February 2009, the FASB issued proposed FSP FAS 107-b and APB 28-a, Interim Disclosures About Fair Value of Financial Instruments. The comment period for the proposed FSP ended March 2, 2009. The proposed FSP would include the fair value disclosures currently required under SFAS No. 107 for interim periods in addition to annual periods. The Company does not expect that this guidance will have any effect on our consolidated financial position or results of operations.
Reclassifications—Certain items in the 2007 and 2006 consolidated financial statements have been reclassified to conform to the presentation in the 2008 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.
3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2008 and 2007, these reserve balances amounted to $5.9 million and $8.7 million, respectively.

4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,389,106	$300,162	$(98,773)	$20,590,495

Total debt securities	$20,389,106	$300,162	$(98,773)	$20,590,495

	Available for Sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$41,962,148	$1,159,700	$—	$43,121,848
Corporate bonds and commercial paper	1,979,499	—	(97,319)	1,882,180
Municipal bonds	21,073,983	479,220	(250)	21,552,953
Certificates of deposit	288,000	—	—	288,000

Total debt securities	65,303,630	1,638,920	(97,569)	66,844,981

Equity securities:
Common stock	10	—	(4)	6
Mutual funds	2,478,518	—	—	2,478,518

Total equity securities	2,478,528	—	(4)	2,478,524

Total	$67,782,158	$1,638,920	$(97,573)	$69,323,505

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,391,268	$265,159	$—	$20,656,427

Total debt securities	$20,391,268	$265,159	$—	$20,656,427

	Available for Sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$84,882,467	$675,585	$(70,210)	$85,487,842
Corporate bonds and commercial paper	3,483,768	6,446	(11,449)	3,478,765
Municipal bonds	6,035,410	71,374	(280)	6,106,504
Certificates of deposit	585,000	—	—	585,000

Total debt securities	94,986,645	753,405	(81,939)	95,658,111

Equity securities:
Common stock	10	310	—	320
Mutual funds	3,216,056	—	(93,713)	3,122,343

Total equity securities	3,216,066	310	(93,713)	3,122,663

Total	$98,202,711	$753,715	$(175,652)	$98,780,774

During the year ended December 31, 2008, a gross gain of approximately $74,000 was recognized on the sale of certain agency bonds. Proceeds from these sales were approximately $4.6 million. During the year ended December 31, 2006 a gross loss of approximately $600 was recognized on the sale of certain available for sale equity securities. Proceeds from these sales were approximately $500,000. There were no sales of debt or equity securities during the year ended December 31, 2007.
Impairment charges aggregating approximately $869,000 were recognized during the year ended December 31, 2008. The impairment charges were taken to write-down the book value of our investment in a mortgage-backed security based mutual fund to its fair value of $2.5 million at December 31, 2008, based on our determination that the investment was other-than-temporarily impaired. This determination for the fund, the AMF Ultra Short Mortgage Fund, was made, in part, based on credit rating downgrades in certain of the private label mortgage-backed securities held by the fund, as well as an analysis of the overall status of the fund. We intend to continue to hold this fund and it is possible that additional impairment charges will be recorded in subsequent periods. No impairment charges were recognized during the years ended December 31, 2007 and 2006.

Our debt securities have included structured notes with federal agencies. These structured notes have included step-up bonds which provide the agency with the right, but not the obligation, to call the bonds on the step-up date. As of December 31, 2007, we held one such step-up bond that was called in 2008. As of December 31, 2008, we did not hold any such step-up bonds. All municipal bonds included in debt securities are bank-qualified municipal bonds.
The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2008
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,671,438	$3,639,540	$—	$—
Due after one year through five years	44,828,593	46,073,702	—	—
Due after five years through ten years	16,803,599	17,131,739	—	—
Due after ten years	—	—	20,389,106	20,590,495

Total	$65,303,630	$66,844,981	$20,389,106	$20,590,495

The table below sets forth investment securities which had unrealized loss positions as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(76,549)	$2,406,781	$(22,224)	$355,946

Total securities held to maturity	(76,549)	2,406,781	(22,224)	355,946

Securities available for sale:
Corporate bonds and commercial paper	$(31,898)	$950,540	$(65,421)	$931,640
Municipal bonds	(250)	506,658	—	—
Equity securities	(4)	6	—	—

Total securities available for sale	(32,152)	1,457,204	(65,421)	931,640

Total	$(108,701)	$3,863,985	$(87,645)	$1,287,586

The table below sets forth investment securities which had unrealized loss positions as of December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$—	$—	$(70,210)	$14,429,790
Corporate bonds and commercial paper	(7,218)	987,130	(4,231)	495,665
Municipal bonds	(280)	254,535	—	—
Equity securities	—	—	(93,713)	3,122,343

Total securities available for sale	$(7,498)	$1,241,665	$(168,154)	$18,047,798

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2008, investment securities in a gross unrealized loss position for twelve months or longer consisted of two securities having an aggregate depreciation of 6.4% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at December 31, 2008, consisted of nine securities having an aggregate depreciation of 2.8% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. The unrealized losses on our debt securities are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the current market environment improves. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost.

5.	MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$19,780,669	$—	$—	$19,780,669
FNMA pass-through certificates	35,800,959	917,098	(58,079)	36,659,978
FHLMC pass-through certificates	16,613,987	299,956	—	16,913,943
Collateralized mortgage obligations	10,897,449	—	(2,549,124)	8,348,325

Total	$83,093,064	$1,217,054	$(2,607,203)	$81,702,915

	Available for sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,948	$308	$—	$3,256
FNMA pass-through certificates	60,266,060	1,217,941	(2,037)	61,481,964
FHLMC pass-through certificates	73,505,894	1,733,749	(75,063)	75,164,580
Collateralized mortgage obligations	14,826,288	185,637	(33,218)	14,978,707

Total	$148,601,190	$3,137,635	$(110,318)	$151,628,507

	Held to Maturity
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

FNMA pass-through certificates	$20,236,408	$—	$(479,332)	$19,757,076
FHLMC pass-through certificates	14,284,056	—	(431,116)	13,852,940
Collateralized mortgage obligations	12,371,379	19,205	(373,493)	12,017,091

Total	$46,891,843	$19,205	$(1,283,941)	$45,627,107

	Available for sale
	December 31, 2007
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$318,366	$12,954	$(239)	$331,081
FNMA pass-through certificates	21,441,471	155,943	(105,997)	21,491,417
FHLMC pass-through certificates	60,765,390	239,573	(637,497)	60,367,466
Collateralized mortgage obligations	11,875,380	112,742	(53,963)	11,934,159

Total	$94,400,607	$521,212	$(797,696)	$94,124,123

During the year ended December 31, 2008, a gross gain of approximately $100,000 and a gross loss of approximately $28,000 were recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $5.1 million. There were no sales of mortgage-backed securities during the years ended December 31, 2007 and 2006.
No impairment charge was recognized on mortgage-backed securities during the years ended December 31, 2008, 2007 and 2006.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA and the FHLMC as well as certain AAA rated private issuers. At December 31, 2008 and 2007, $10.9 million and $12.4 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had unrealized loss positions as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through certificates	$—	$—	$(58,079)	$7,746,498
Collateralized mortgage obligations	(415,128)	522,693	(2,133,996)	7,825,632

Total securities held to maturity	(415,128)	522,693	(2,192,075)	15,572,130

Securities available for sale:
FNMA pass-through certificates	(2,037)	1,859,605	—	—
FHLMC pass-through certificates	(15,846)	5,655,458	(59,217)	3,292,856
Collateralized mortgage obligations	(25,031)	2,855,731	(8,187)	137,235

Total securities available for sale	(42,914)	10,370,794	(67,404)	3,430,091

Total	$(458,042)	$10,893,487	$(2,259,479)	$19,002,221

The table below sets forth mortgage-backed securities which had unrealized loss positions as of December 31, 2007:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through certificates	$—	$—	$(479,332)	$19,757,076
FHLMC pass-through certificates	—	—	(431,116)	13,852,940
Collateralized mortgage obligations	—	—	(373,493)	11,060,065

Total securities held to maturity	—	—	(1,283,941)	44,670,081

Securities available for sale:
GNMA pass-through certificates	(239)	48,119	—	—
FNMA pass-through certificates	(71,928)	7,898,284	(34,069)	5,342,063
FHLMC pass-through certificates	(9,753)	5,321,623	(627,744)	37,492,936
Collateralized mortgage obligations	—	—	(53,963)	4,140,352

Total securities available for sale	(81,920)	13,268,026	(715,776)	46,975,351

Total	$(81,920)	$13,268,026	$(1,999,717)	$91,645,432

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2008, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of 11 securities having an aggregate depreciation of 10.6% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at December 31, 2008, consisted of five securities having an aggregate depreciation of 4.0% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost.

6.	LOANS RECEIVABLE—NET
Loans receivable consist of the following:

	December 31,
	2008	2007

One-to four-family residential	$452,922,968	$424,141,281
Multi-family residential and commercial	102,088,507	77,137,944
Construction	219,542,552	168,711,266
Home equity lines of credit	27,119,068	33,091,306
Commercial business loans	18,966,744	29,373,909
Consumer non-real estate loans	2,811,075	7,913,758

Total loans	823,450,914	740,369,464

Less:
Construction loans in process	(54,797,754)	(55,798,973)
Deferred loan fees, net	(504,024)	(721,257)
Allowance for loan losses	(11,596,784)	(1,811,121)

Loans receivable—net	$756,552,352	$682,038,113

Our one- to four-family residential loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence.
The Bank has sold and is servicing for others loans in the amounts of approximately $18.3 million and $12.2 million at December 31, 2008 and 2007, respectively. These loan balances are excluded from the Company’s consolidated financial statements. At December 31, 2008 and 2007, mortgage servicing rights of $43,000 and $49,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.
Certain officers and directors and their affiliates have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

	Year Ended December 31,
	2008	2007	2006

Balance—beginning of year	$2,210,318	$2,095,752	$894,440
Additions	1,368,125	240,766	1,423,510
Repayments	(498,502)	(126,200)	(222,198)

Balance—end of year	$3,079,941	$2,210,318	$2,095,752

The Bank grants loans primarily to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

Following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2008	2007	2006

Balance—beginning of year	$1,811,121	$1,602,613	$1,454,510
Provision for loan losses	9,759,936	457,192	185,521
Charge-offs	(63,788)	(275,321)	(55,460)
Recoveries	89,515	26,637	18,042

Charge-offs/recoveries—net	25,727	(248,684)	(37,418)

Balance—end of year	$11,596,784	$1,811,121	$1,602,613

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio, including an evaluation of impaired loans, that considers a number of factors such as past loan loss experience, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. As of December 31, 2008, 2007 and 2006, the recorded investment in loans that are considered to be impaired was as follows:

	2008	2007	2006

Impaired collateral-dependent loans with a valuation allowance	$22,439,654	$—	$2,346,896

Impaired collateral-dependent loans with no valuation allowance	751,727	1,445,255	—

Total Impaired collateral-dependent loans	$23,191,381	$1,445,255	$2,346,896

Average impaired loan balance	$11,948,700	$3,996,347	$709,639

Valuation allowance on impaired loans	$7,455,469	$—	$93,876

Interest income recognized on impaired loans impaired loans	$278,550	$175,950	$65,955

Our loan portfolio at December 31, 2008 included an aggregate of $23.2 million of impaired loans compared to $1.4 million of impaired loans at December 31, 2007. At December 31, 2008, our largest single group of impaired loans was comprised of three construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date. These three loans, which were more than 90 days past due and on non-accrual status at December 31, 2008, are for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. While the construction of the building is nearly complete, certain additional renovations are necessary to obtain the certificates of occupancy for a portion of the building’s units. We have commenced foreclosure proceedings with respect to the loans and, during the first quarter of 2009, became lender in possession of the high rise property. As lender in possession, we have control of the property to complete the renovations necessary to obtain the remaining certificates of occupancy. As of December 31, 2008, $3.7 million of our allowance for loan losses was allocated to these three loans based on management’s further review of this loan relationship and consideration of a recently completed examination by the Federal Deposit Insurance Corporation (the “FDIC”). Two additional construction loans and two commercial real estate loans, with an aggregate balance of $7.3 million at December 31, 2008, comprised the majority of the remaining balance of impaired loans at such date. Certain of the principals or guarantors for these four loans also are principals involved in the non-performing 40-unit condominium construction project described above or certain other projects undertaken by the principals of those loans. As of December 31, 2008, $3.8 million of our allowance for loan losses was allocated to these four loans, which were also more than 90 days past due and on non-accrual status at such date.
Non-accrual loans at December 31, 2008, 2007 and 2006 amounted to approximately $23.2 million, $1.4 million and $2.3 million, respectively. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 120 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at December 31, 2008, 2007 and 2006 amounted to approximately $23.5 million, $1.6 million, and $2.6 million, respectively.
Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the years ended December 31, 2008, 2007 and 2006, approximately $279,000, $176,000 and $66,000 in interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was $561,000, $256,000 and $68,000 for years ended December 31, 2008, 2007, and 2006, respectively.
7.	ACCRUED INTEREST RECEIVABLE
Accrued interest receivable consists of the following:

	December 31,
	2008	2007

Investments and interest-bearing deposits	$791,547	$944,580
Mortgage-backed securities	1,039,172	745,064
Loans receivable	3,025,988	3,288,265

Total	$4,856,707	$4,977,909

8.	PROPERTY AND EQUIPMENT
Property and equipment is summarized by major classifications as follows:

	December 31,
	2008	2007

Land and buildings	$6,648,069	$6,575,179
Leasehold improvements	5,915,420	5,399,922
Furniture and fixtures	6,483,446	5,928,311

Total	19,046,935	17,903,412
Accumulated depreciation	(7,976,393)	(7,143,613)

Total property and equipment, net of accumulated depreciation	$11,070,542	$10,759,799

Certain office facilities and equipment are leased under various operating leases. The leases range in terms from one year to 20 years, some of which include renewal options as well as specific provisions relating to rent increases. Rent expense on those lease agreements that contain incremental increases in rent is recognized on a straight-line basis over the life of the lease. Rental expense under operating leases was approximately $871,000, $903,000, and $604,000 for the years ended December 31, 2008, 2007, and 2006, respectively.
Future minimum annual rental payments required under non-cancelable operating leases are as follows:

December 31,
2008

2009	$851,211
2010	878,990
2011	849,991
2012	770,098
2013	694,298
Thereafter	3,106,620

$7,151,208

9.	DEPOSITS
Deposits consist of the following major classifications:

	December 31,
	2008		2007
Type of Account	Amount	Percent	Amount	Percent

Certificates	$411,323,684	61.8%	$414,642,475	68.0%
Passbook and MMDA	148,089,048	22.3	95,361,073	15.6
NOW	68,343,111	10.3	62,581,386	10.3
DDA	37,194,591	5.6	37,027,767	6.1

Total	$664,950,434	100.0%	$609,612,701	100.0%

Interest expense for each major classification of deposit account is as follows:

	Year Ended December 31,
	2008	2007	2006

Certificates	$15,090,905	$19,998,802	$15,633,285
Passbook and MMDA	1,912,965	1,255,827	1,129,333
NOW	20,359	33,328	10,913

Total	$17,024,229	$21,287,957	$16,773,531

The weighted average rate paid on deposits at December 31, 2008 and 2007, was 2.11% and 3.07%, respectively. Deposits in amounts greater than $100,000 were approximately $228.0 million and $246.5 million at December 31, 2008 and 2007, respectively, of which approximately $179.3 million and $198.9 million were due in one year or less at December 31, 2008 and 2007, respectively. Deposit amounts in excess of $100,000 are generally not federally insured, however, Congress has temporarily increased FDIC deposit insurance limits from $100,000 to $250,000 per depositor through December 31, 2009.
A summary of certificates by maturities is as follows:

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent

One year or less	$327,829,147	79.7%	$331,531,998	80.6%
One through two years	47,802,238	11.6	55,710,977	13.4
Two through three years	3,873,650	1.0	8,794,189	2.1
Three through four years	4,219,270	1.0	2,483,708	0.6
Four through five years	11,141,121	2.7	4,187,149	1.0
Over five years	16,458,258	4.0	11,934,454	2.9

Total	$411,323,684	100.0%	$414,642,475	100.0%

10.	ADVANCES FROM FEDERAL HOME LOAN BANK
Advances from Federal Home Loan Bank consist of the following:

	December 31,
	2008		2007
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

1 to 12 months	$122,945,340	1.85%	$58,561,848	4.27%
13 to 24 months	36,258,946	5.69	29,428,971	4.66
25 to 36 months	26,550,706	5.40	38,277,505	5.63
37 to 48 months	4,207,552	2.99	37,908,273	5.22
49 to 60 months	18,643,640	3.83	—	—
Over 60 months	48,445,019	4.34	25,380,975	4.47

Total	$257,051,203	3.39%	$189,557,572	4.82%

The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans and certain mortgage-backed securities. The weighted average interest rate on FHLB advances was 3.39% and 4.82% at December 31, 2008 and 2007, respectively. The average balance outstanding was approximately $209.5 million and $183.4 million for the years ended December 31, 2008 and 2007 respectively. The maximum amount outstanding at any month-end was $257.1 million and $198.7 million for the years ended December 31, 2008 and 2007, respectively.
11.	OTHER BORROWED MONEY
During the years ended December 31, 2008 and 2007, the Bank entered into overnight repurchase agreements with commercial checking account customers. At December 31, 2008 and 2007, the amounts outstanding were $17.6 million and $17.5 million, respectively. Interest expense on customer repurchase agreements was $358,000, $871,000, and $838,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Collateral for customer repurchase agreements was mortgage-backed securities. The market value of the collateral was approximately equal to the amounts outstanding. The weighted average interest rate on other borrowed money was 0.31% and 3.92% at December 31, 2008 and 2007, respectively. The average balance outstanding was approximately $19.9 million and $20.2 million for the years ended December 31, 2008 and 2007, respectively. The maximum amount outstanding at any month-end was approximately $25.9 million for each of the years ended December 31, 2008 and 2007.

12.	INCOME TAXES
The income tax provision consists of the following:

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$3,904,700	$3,026,996	$2,941,313
State	550	704	—

Total current	3,905,250	3,027,700	2,941,313
Deferred—federal	(4,183,674)	(311,974)	(249,137)

Total income tax (benefit) provision	$(278,424)	$2,715,726	$2,692,176

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

	Year Ended December 31,
	2008	2007	2006

At statutory rate	$626,002	$3,326,037	$3,228,104
Adjustments resulting from:
State tax—net of federal tax benefit	363	465	—
Tax-exempt loan and investment income	(488,077)	(396,850)	(411,350)
Income on bank owned life insurance	(641,499)	(378,716)	(233,002)
Other	224,787	164,790	108,424

Total	$(278,424)	$2,715,726	$2,692,176

Effective income tax rate	(15.1)%	27.8%	28.4%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Allowance for loan losses	$3,942,907	$615,781
Deferred compensation	1,803,336	1,624,419
Write-down of impaired investments	295,526	—
Property and equipment	112,131	90,375
Other assets	190,855	—

Total deferred tax assets	6,344,755	2,330,575

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(1,553,346)	(102,538)
Deferred loan fees	(320,621)	(319,199)
Other liabilities	(14,685)	(16,787)

Total deferred tax liabilities	(1,888,652)	(438,524)

Net deferred tax asset	$4,456,103	$1,892,051

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2008 and 2007 include approximately $3,250,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.
13.	PENSION AND PROFIT SHARING PLANS
Deferred Compensation Plans
The Company maintains an executive deferred compensation plan for selected executive officers under which the Board of Directors may elect to contribute a portion of the Company’s net profits. In December 2005, the Board of Directors elected to freeze this plan retroactive to January 1, 2005, such that no further contributions will be made on behalf of the executive officers under the plan. The Board of Directors took this action upon its review of the total compensation programs available to the Company’s executive officers, including the increased benefits available as a result of the equity compensation plans adopted by the Company’s shareholders in June 2005. The Company also maintains a board of directors deferred compensation plan into which the Board of Directors may elect to contribute a percentage of their board fees. The expense relating to these plans was approximately $2,000, or less for each of the years ended December 31, 2008, 2007, and 2006. The liability for these plans at December 31, 2008 and 2007 was approximately $1.2 million for each year.

Supplemental Retirement Plan
The Company maintains a nonqualified, unfunded, defined benefit, supplemental retirement plan (“SERP”) for the Board of Directors and certain officers. The funded status of the plan is as follows:

	December 31,
	2008	2007

Fair value of plan assets	$—	$—
Benefit obligations	2,344,716	2,739,189

Funded status	$(2,344,716)	$(2,739,189)

Net amount recognized	$(2,344,716)	$(2,739,189)

As benefit payments come due under the plan, the Company will make contributions to the plan in an amount sufficient to fund the payments. During 2008, the Company paid approximately $56,000 in benefits to participants of the plan. Future benefit payments expected to be paid to participants under the plan as of December 31, 2008 are as follows:

2009	$53,550
2010	53,550
2011	53,550
2012	53,550
2013	36,150
2014 — 2018	70,950

$321,300

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive income (loss), net of tax, as follows:

	December 31,
	2008	2007

Amount recognized in accumulated other comprehensive loss for:
Net actuarial (gain) loss	$(199,901)	$47,326
Prior service cost	296,642	377,114

Total recognized in accumulated other comprehensive loss	$96,741	$424,440

The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2008	2007	2006

Components of net periodic plan cost:
Service cost	$120,652	$131,928	$128,874
Interest cost	128,905	144,051	130,132
Expected return on assets	—	—	—
Amortization of prior service cost	121,925	121,925	121,925
Amortization of net actuarial gain	(215,894)	—	—

Net periodic plan cost	155,588	397,904	380,931

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
SFAS No. 158 recognition of deferred costs, net of tax benefit of $272,284	—	—	528,552
Net gain	(590,480)	(35,821)	—
Amortization of prior service costs	(121,925)	(121,925)	—
Amortization of net actuarial gain	215,894	—	—

Total recognized in accumulated other comprehensive loss	(496,511)	(157,746)	528,552

Total recognized in net periodic plan cost and accumulated other comprehensive loss	$(340,923)	$240,158	$909,483

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Year Ended December 31,
	2008	2007	2006

Discount rate	5.89%	5.75%	5.55%
Rate of return on assets	n/a	n/a	n/a
Rate of increase in future board fees/salary levels	4.00%	4.00%	4.00%
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2009 are as follows:

Prior service cost	$(121,925)
Net actuarial gain	68,408

Total amount recognized	$(53,517)

401(k) Plan
The Company also maintains a 401(k) retirement plan for substantially all of its employees. Certain senior officers of the Bank have been designated as Trustees of the 401(k) plan. For the year ended December 31, 2006, the Company matched 100% of an employee’s contribution up to 5% of the employee’s annual gross compensation. Beginning January 1, 2007, this match was reduced to 50% of the employee’s contribution, but the limit was raised to 6% of the employee’s annual gross compensation. The Board of Directors took these actions upon its review of the total compensation programs available to the Company’s employees, including the increased benefits available as a result of the Company’s second-step conversion completed in June 2007. The expense incurred for this plan was approximately $130,000, $112,000, and $175,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At December 31, 2008, the ESOP held approximately 1.6 million unallocated shares of Company common stock with a fair value of $15.2 million of which approximately 96,000 shares were committed-to-be-released. At December 31, 2008, the ESOP also held approximately 310,000 allocated shares with a fair value of $2.9 million. During the year ended December 31, 2008, approximately 96,000 shares were committed-to-be-released to participants, resulting in recognition of approximately $945,000 in compensation expense. These shares were subsequently released to participants’ accounts in the first quarter of 2008. During the years ended December 31, 2007 and 2006, approximately 96,000 and 38,000 shares were committed-to-be-released to participants, resulting in recognition of approximately $969,000 and $563,000 in compensation expense, respectively. These shares were subsequently released to participants’ accounts in the first quarters of 2008 and 2007, respectively.
Rabbi Trust
During 2004, the Company established a rabbi trust to fund certain benefit plans. An officer of the Bank has been designated as Trustee of the trust. As a result of the second-step conversion, shares of Abington Community Bancorp held by the trust were converted to shares of Company common stock. Approximately 172,000 shares of the Company’s common stock (as adjusted) were purchased for $1.1 million by this trust in December 2004 for the benefit of certain officers and directors that acquired shares through our deferred compensation plans. 7,500 additional shares were purchased for $75,000 in June 2007. In addition to these purchases, approximately 12,000 shares (as adjusted) have been acquired by participants through the Company’s dividend reinvestment plan or through additional purchases with cash balances held by the trust. Distributions are made to participants as payments are required under certain benefit plans of the Company. Distributions are made in cash, to the extent cash is available, or in shares of Company stock when the trust does not hold a sufficient cash balance for the benefiting participant. Company stock is not sold by the trust to make cash distributions. Approximately 2,000 shares were distributed by the trust in both 2008 and 2007. As of December 31, 2008, the trust holds approximately 181,000 shares of the Company’s common stock as well as an additional $28,000 in cash. The assets of the trust are sufficient to cover the liabilities of the Company’s executive deferred compensation plan and board of directors deferred compensation plan.

Recognition and Retention Plan
In June 2005, the shareholders of Abington Community Bancorp approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 Trust”) acquired 457,056 shares (adjusted for the second-step conversion exchange ratio) of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share (as adjusted). The Company made sufficient contributions to the 2005 Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 Trust have been granted to certain officers, employees and directors of the Company, however, due to the forfeiture of shares by certain officers of the Company, 7,400 shares remain available for future grant. 2005 RRP shares generally vest at the rate of 20% per year over five years.
In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. The Company made sufficient contributions to the 2007 Trust to fund the purchase of these shares. Pursuant to the terms of the plan, 517,200 shares acquired by the 2007 Trust were granted to certain officers, employees and directors of the Company in January 2008. Due to the forfeiture of shares by certain officers of the Company in addition to unawarded shares, 35,216 shares remain available for future grant. 2007 RRP shares generally vest at the rate of 20% per year over five years.
A summary of the status of the shares under the 2005 and 2007 RRP as of December 31, 2008, 2007 and 2006, and changes during the years ended December 31, 2007, 2006 and 2005 are presented below. The number of shares and weighted average grant date fair value for all periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2008		2007		2006
				Weighted
		Weighted		average		Weighted
		average		grant		average
	Number of	grant date	Number of	date fair	Number of	grant date
	shares	fair value	shares	value	shares	fair value
Nonvested at the beginning of the year	274,874	$7.54	366,285	$7.54	457,056	$7.52
Granted	524,200	9.12	—	—	3,200	10.18
Vested	(91,411)	7.54	(91,411)	7.54	(90,771)	7.52
Forfeited	(45,900)	8.61	—	—	(3,200)	7.51

Nonvested at the end of the year	661,763	$8.72	274,874	$7.54	366,285	$7.54

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2008, 2007 and 2006, approximately 177,000, 91,000 and 91,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares. During years ended December 31, 2008, 2007 and 2006, approximately $1.5 million, $689,000 and $680,000, respectively, was recognized in compensation expense for the plans. During the years ended December 31, 2008, 2007, and 2006, a tax benefit of approximately $550,000, $305,000 and $281,000, respectively, was recognized from the plans. As of December 31, 2008, approximately $4.7 million in additional compensation expense is scheduled to be recognized over the remaining lives of the RRP awards. At December 31, 2008, the weighted average remaining lives of the RRP awards is approximately 3.4 years.

Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of December 31, 2008, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan of which 22,684 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of December 31, 2008, a total of 1,302,990 shares of common stock have been reserved for future issuance pursuant to the 2007 Option Plan of which 160,490 shares remain available for grant.
A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of December 31, 2008, 2007 and 2006, and changes during the years ended December 31, 2008, 2007 and 2006 are presented below. The number of options and weighted average exercise price for all prior periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price
Outstanding at the beginning of the year	1,135,180	$7.74	1,065,680	$7.62	1,029,200	$7.52
Granted	1,272,500	9.12	69,500	9.63	40,240	10.18
Exercised	(56,160)	7.51	—	—	—	—
Forfeited	(145,224)	8.67	—	—	(3,760)	7.51

Outstanding at the end of the year	2,206,296	$8.48	1,135,180	$7.74	1,065,680	$7.62

Exercisable at the end of the year	589,100	$7.64	418,224	$7.57	205,088	$7.52

The following table summarizes all stock options outstanding under the 2005 and 2007 Option Plans as of December 31, 2008:

	Options Outstanding			Options Exercisable
			Weighted
		Weighted	Average		Weighted
	Number of	Average	Remaining	Number of	Average
	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
Exercise Price	(in years)

$7.51	921,856	$7.51	6.5	554,784	$7.51
8.35	7,200	8.35	6.9	4,320	8.35
9.11	1,142,500	9.11	9.1	—	—
9.63	94,500	9.63	8.9	13,900	9.63
10.18	40,240	10.18	7.9	16,096	10.18

Total	2,206,296	$8.48	8.0	589,100	$7.64

Intrinsic value	$1,770,459			$969,212

The estimated fair value of options granted during 2008, 2007 and 2006, was $2.13, $2.80 and $2.69 per share, respectively. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used. The fair value has been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2008	2007	2006

Dividend yield	1.88%	1.87%	1.47%
Expected volatility	23.25%	29.47%	23.38%
Risk-free interest rate	3.13-3.49%	3.97-4.49%	4.14-4.61%
Expected life of options	4-7 years	6 years	6 years
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

During the years ended December 31, 2008, 2007 and 2006, approximately $860,000, $405,000 and $370,000, respectively, was recognized in compensation expense for the Option Plans. During the years ended December 31, 2008, 2007 and 2006, a tax benefit of approximately $122,000, $37,000 and $36,000, respectively, was recognized from the plans. During 2008, approximately $38,000 of the tax benefit was due to the exercise of approximately 56,000 options, for which the Company received proceeds of approximately $422,000. No options were exercised during 2007 and 2006. At December 31, 2008, approximately $2.7 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense is scheduled to be recognized is approximately 3.0 years.
14.	COMMITMENTS AND CONTINGENCIES
The Bank had approximately $2.1 million in outstanding mortgage loan commitments at December 31, 2008. The commitments are expected to be funded within 90 days with all $2.1 million in fixed rates ranging from 5.25% to 6.25%. These loans were not originated for resale. Also outstanding at December 31, 2008 were unused lines of credit totaling approximately $78.5 million.
The Bank had approximately $5.0 million in outstanding mortgage loan commitments at December 31, 2007. The commitments generally were funded within 90 days with $4.3 million in fixed rates ranging from 5.75% to 6.75%. These loans were not originated for resale. Also outstanding at December 31, 2007 were unused lines of credit totaling approximately $65.2 million.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2008 and December 31, 2007, the Bank had letters of credit outstanding of approximately $48.9 million and $17.2 million, respectively, of which $47.4 million and $15.8 million, respectively, were standby letters of credit. At December 31, 2008 and 2007, the uncollateralized portion of the letters of credit extended by the Bank was approximately $109,000 and $97,000, respectively, all of which was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit was not material as of December 31, 2008 and 2007.
The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.
Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At December 31, 2008, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

15.	REGULATORY CAPITAL REQUIREMENTS
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2008, the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I risk-based, total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well Capitalized
			Required for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$176,053	23.32%	$60,000	8.00	$76,000	10.00%
Tier I Capital (to Risk Weighted Assets)	166,588	22.06	30,000	4.00	45,000	6.00
Tier I Capital (to Average Assets)	166,588	14.20	47,000	4.00	59,000	5.00

As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$168,237	24.49%	$55,000	8.00	$69,000	10.00%
Tier I Capital (to Risk Weighted Assets)	166,426	24.22	27,000	4.00	41,000	6.00
Tier I Capital (to Average Assets)	166,426	15.45	43,000	4.00	54,000	5.00

The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2008	2007
	(In Thousands)

Total equity capital	$169,510	$166,299
LESS:
Net unrealized gain on AFS securities	3,014	199
Net unrealized loss on equity securities	—	93
Net unrecognized deferred compensation costs	(96)	(424)
Disallowed servicing assets	4	5

Tier 1 Capital	$166,588	$166,426

Allowance for loan losses includable in Tier 2 capital	9,465	1,811

Total risk-based capital	$176,053	$168,237

16.	FAIR VALUE MEASUREMENTS
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
Under SFAS No. 157, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
•	Level 1 — Valuation is based upon quoted prices for identical instruments traded in active markets.

•	Level 2 — Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.
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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2008 and 2007, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.
Following is a description of valuation methodologies used for assets recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (SFAS No. 107, Disclosures about Fair Value of Financial Instruments).
Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
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
Loans Receivable—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS No. 107 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for SFAS No. 107 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of one- to four-family residential mortgage loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on our current pricing for loans with similar characteristics, adjusted for prepayment and credit loss estimates.

Impaired Loans— A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at December 31, 2008, are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, we classify impaired loans as Level 3. The valuation allowances recognized during the year are discussed in Note 6.
Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
FHLB Stock—Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.
Real Estate Owned—Real estate owned includes foreclosed properties securing commercial and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. As is the case for collateral of impaired loans, fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisal process for real estate owned is identical to our appraisal process for the collateral of impaired loans. Our current portfolio of real estate owned is comprised of commercial and construction properties for which comparable properties within the area are not available. Our appraisers have relied on certain judgments in determining how our specific properties compare in value to other properties that are not identical in design or in geographic area and, accordingly, we classify real estate owned as Level 3. Our increase in real estate owned during the quarter was due solely to additions to that category of asset. No valuation allowances or changes in value were recognized during the year.
Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS No. 107 disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.
Advances from Federal Home Loan Bank—Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of this debt under SFAS No. 107. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.
Other Borrowed Money—These liabilities are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Accrued Interest Payable—This liability is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
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
The table below presents the balances of asset measured at fair value on a recurring basis:

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Investments securities available for sale	$69,323,505	$2,478,524	$66,844,981	$—
Mortgage-backed securities available for sale	151,628,507	—	151,628,507	—

Total	$220,952,012	$2,478,524	$218,473,488	$—

For assets measured at fair value on a nonrecurring basis in 2008 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment an the carrying value of the related individual assets or portfolios at December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Impaired loans	$14,984,185	$—	$—	$14,984,185
Real estate owned	1,739,599	—	—	1,739,599

Total	$16,723,784	$—	$—	$16,723,784

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as described above. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31,
	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$31,863	$31,863	$68,055	$68,055
Investment securities	89,713	89,914	119,172	119,437
Mortgage-backed securities	234,722	233,331	140,016	139,751
Loans receivable—net	756,552	784,239	682,038	679,622
FHLB stock	14,608	14,608	10,959	10,959
Accrued interest receivable	4,857	4,857	4,978	4,978

Liabilities:
Deposits	$664,950	$651,922	$609,613	$588,764
Advances from Federal Home Loan Bank	257,051	264,048	189,558	192,039
Other borrowed money	17,610	17,610	17,453	17,453
Accrued interest payable	2,618	2,618	3,498	3,498
Off balance sheet financial instruments	—	—	—	—
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2008 and 2007 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.	ABINGTON BANCORP, INC. (PARENT COMPANY ONLY)
Certain condensed financial information follows:
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$53,219,209	$67,242,565
Investment in Abington Bank	169,510,162	166,298,569
Loans receivable	15,773,157	16,252,168
Other assets	11,744	161,258

TOTAL ASSETS	$238,514,272	$249,954,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$413,687	$39,500

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	238,100,585	249,915,060

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$238,514,272	$249,954,560

STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
INCOME:
Interest on loans	$1,116,913	$761,492	$361,113

Total income	1,116,913	761,492	361,113

EXPENSES:
Professional services	533,899	418,747	221,300
Other	591,880	331,498	185,375

Total expenses	1,125,779	750,245	406,675

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	(8,866)	11,247	(45,562)

EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY	2,140,825	7,059,693	6,832,320

PROVISION FOR INCOME TAXES (BENEFIT)	12,354	4,204	(15,490)

NET INCOME	$2,119,605	$7,066,736	$6,802,248

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
OPERATING ACTIVITIES:
Net income	$2,119,605	$7,066,736	$6,802,248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed income of subsidiary	(2,140,825)	(7,059,693)	(6,832,320)
Changes in assets and liabilities which (used) provided cash:
Other assets	149,514	(143,741)	(15,492)
Accounts payable and accrued expenses	374,187	(172,368)	(320,000)

Net cash (used in) provided by operating activities	502,481	(309,066)	(365,564)

INVESTING ACTIVITIES:
Principal collected on loans	479,011	834,430	348,863
Disbursements for loans	—	(10,427,710)	—
Investment in Abington Bank	—	(67,342,794)	—

Net cash (used in) provided by investing activities	479,011	(76,936,074)	348,863

FINANCING ACTIVITIES:
Proceeds from stock issuance, net	—	134,685,585	—
Repayments of liabilities	—	—	—
Proceeds from exercise of stock options	421,762	—	—
Purchases of treasury stock	(10,953,623)	(104,997)	(8,317,848)
Payment of cash dividends	(4,472,987)	(3,958,430)	(3,439,214)

Net cash provided by (used in) financing activities	(15,004,848)	130,622,158	(11,757,062)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(14,023,356)	53,377,018	(11,773,763)
CASH AND CASH EQUIVALENTS—Beginning of period	67,242,565	13,865,547	25,639,310

CASH AND CASH EQUIVALENTS—End of period	$53,219,209	$67,242,565	$13,865,547

18.	CONVERSION AND REORGANIZATION TO STOCK HOLDING COMPANY
On November 30, 2006, Abington Community Bancorp, Inc. announced that Abington Community Bancorp, the Bank and Abington Mutual Holding Company had adopted a Plan of Conversion and Reorganization (the “Plan of Conversion”). Pursuant to the Plan of Conversion, the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure. Pursuant to the Plan of Conversion, upon consummation of a series of mergers and conversions, Abington Bancorp, Inc., a Pennsylvania stock company, became the successor to Abington Community Bancorp, Inc., the former mid-tier holding company, and the Bank became a wholly owned subsidiary of the Company. In addition, under the Plan of Conversion shares of common stock of Abington Community Bancorp held by persons other than Abington Mutual Holding Company (the shares of which were canceled) were converted into shares of common stock of the Company pursuant to an exchange ratio designed to preserve the percentage ownership interests of such persons, the Bank issued all of its capital stock to the Company, and the Company offered and sold shares of the common stock to depositors of the Bank and others in the manner and subject to the priorities set forth in the Plan of Conversion.

On June 27, 2007, this second-step conversion was completed after which Abington Mutual Holding Company and Abington Community Bancorp, Inc. ceased to exist and the Company was organized as the new stock-form holding company for the Bank and successor to Abington Community Bancorp. A total of 13,965,600 new shares of the Company were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.7 million, net of offering costs of approximately $5.0 million. The Company contributed $67.3 million or approximately 50% of the net proceeds to the Bank in the form of a capital contribution. The Company loaned $10.4 million to the ESOP and the ESOP used those funds to acquire 1,042,771 shares of the Company’s common stock at $10 per share. As part of the conversion, each outstanding public share of common stock of Abington Community Bancorp, Inc. (that is, shares owned by stockholders other than Abington Mutual Holding Company) was exchanged for 1.6 shares of the Company. No fractional shares were issued. Instead, cash was paid to shareholders at $10 per share for any fractional shares that would otherwise be issued. The exchange resulted in an additional 10,494,640 outstanding shares of common stock of the Company for a total of 24,460,240 outstanding shares as of the closing of the second-step conversion on June 27, 2007. Treasury stock held by Abington Community Bancorp was cancelled.
Earnings per share and all common share amounts for periods prior to the June 27, 2007 conversion date have been adjusted to reflect the impact of the second step conversion and reorganization.
* * * * * *

SUPPLEMENTARY DATA
SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized consolidated quarterly data for each of the last two years.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2008
Total interest income	$14,038	$14,007	$14,020	$14,197
Total interest expense	6,406	6,276	6,511	7,305

Net interest income	7,632	7,731	7,509	6,892
Provision for loan losses	8,725	309	677	49

Net interest income after provision for loan losses	(1,093)	7,422	6,832	6,843
Total non-interest income	271	984	846	953
Total non-interest expense	5,518	5,151	5,361	5,186

(Loss) income before income taxes	(6,340)	3,255	2,317	2,610
Income taxes (benefit)	(2,417)	877	570	692

Net (loss) income	$(3,923)	$2,378	$1,747	$1,918

Basic (loss) earnings per share	$(0.18)	$0.11	$0.08	$0.09
Diluted (loss) earnings per share	$(0.18)	$0.10	$0.08	$0.08

2007
Total interest income	$15,027	$14,895	$13,669	$13,220
Total interest expense	7,799	7,741	7,805	7,718

Net interest income	7,228	7,154	5,864	5,502
Provision for loan losses	184	163	106	4

Net interest income after provision for loan losses	7,044	6,991	5,758	5,498
Total non-interest income	997	783	710	688
Total non-interest expense	5,122	4,824	4,543	4,197

Income before income taxes	2,919	2,950	1,925	1,989
Income taxes	797	877	516	527

Net income	$2,122	$2,073	$1,409	$1,462

Basic earnings per share	$0.09	$0.09	$0.06	$0.06	*
Diluted earnings per share	$0.09	$0.09	$0.06	$0.06	*

*	Earnings per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES
(a)	Disclosure Controls and Procedures

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
Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.
The Company’s internal control over financial reporting as of December 31, 2008 has been audited by Beard Miller Company LLP, an independent registered public accounting firm, as stated in their report which is included in the following pages.
2.	Attestation Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Abington Bancorp, Inc. and subsidiaries
Jenkintown, Pennsylvania
We have audited Abington Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Abington Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, stockholders’ equity and cash flows of Abington Bancorp, Inc. and its subsidiaries, and our report dated March 9, 2009, expressed an unqualified opinion.
/s/ BEARD MILLER COMPANY LLP
Beard Miller Company LLP
Harrisburg, Pennsylvania
March 9, 2009

3.	Changes in Internal Control over Financial Reporting
During the last quarter of the year under report, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference to “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our definitive proxy statement for the annual meeting of shareholders to be held in May 2009 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission on or before April 30, 2009.
Incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management — Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
Equity Compensation Plan Information. The following table provides information as of December 31, 2008 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2007 Stock Option Plans and 2005 and 2007 Recognition and Retention Plans, all of which were approved by our shareholders.

Number of securities remaining
	Number of securities to be		Weighted-average		available for future issuance
	issued upon exercise of		exercise price of		under equity compensation
	outstanding options, warrants		outstanding options,		plans (excluding securities
	and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,868,059	(1)	$8.48	(1)	225,790
Equity compensation plans not approved by security holders	—		—		—

Total	2,868,059		$8.48		225,790

(1)	Includes 661,763 shares subject to restricted stock grants which were not vested as of December 31, 2008. The weighted-average exercise price excludes such restricted stock grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to “Management Compensation — Indebtedness of Management and Related Party Transactions” in the Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Documents Filed as Part of this Report:
Financial Statements: The Consolidated Financial Statements of Abington Bancorp, Inc. and the Reports of Independent Registered Public Accounting Firm thereon, as listed below, have been filed under “Item 8, Financial Statements and Supplementary Data”.
Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition As of December 31, 2008 and 2007
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
(b)	List of Exhibits

No.		Description	Location
3.1		Articles of Incorporation of Abington Bancorp, Inc.	(1)

3.2		Bylaws of Abington Bancorp, Inc.	(1)

4.0		Form of Stock Certificate of Abington Bancorp, Inc.	(2)

10.1	*	Amended and Restated Employment Agreement between Abington Bancorp, Inc. and Robert W. White	(3)

10.2	*	Amended and Restated Employment Agreement between Abington Savings Bank and Robert W. White	(3)

10.3	*	Amended and Restated Employment Agreement between Abington Savings Bank and Jack J. Sandoski	(3)

10.4	*	Retirement, Consulting and Noncompetition Agreement between Abington Savings Bank and Edward W. Gormley	(4)

10.5	*	Amended and Restated Employment Agreement between Abington Savings Bank and Frank Kovalcheck	(3)

10.6	*	Amended and Restated Employment Agreement between Abington Savings Bank and Eric L. Golden	(3)

10.7	*	Abington Savings Bank Amended and Restated Executive Deferred Compensation Plan	(3)

10.8	*	Abington Savings Bank Amended and Restated Directors Deferred Compensation Plan	(3)

10.9	*	Abington Savings Bank Amended and Restated Board of Directors Retirement Plan	(3)

No.		Description	Location
10.10	*	Abington Savings Bank Amended and Restated Supplemental Executive Retirement Plan	(3)

10.11	*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan	(3)

10.12	*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Recognition and Retention Plan and Trust Agreement	(3)

10.13	*	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden	(5)

10.14	*	Abington Bancorp, Inc. 2007 Stock Option Plan	(6)

10.15	*	Abington Bancorp, Inc. 2007 Recognition and Retention Plan and Trust Agreement	(6)

23.0		Consent of Beard Miller Company LLP	Filed Herewith

31.1		Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2		Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0		Section 1350 Certifications	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc., as amended (File No. 333-142543), as filed on May 2, 2007.

(2)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc. (File No. 333-142543) as filed on May 2, 2007.

(3)	Incorporated by reference from Abington Bancorp’s Current Report on Form 8-K dated as of November 28, 2007 and filed with the SEC on December 3, 2007 (File No. 0-52705).

(4)	Incorporated by reference from Abington Bancorp’s Current Report on Form 8-K dated as of April 30, 2008 and filed with the SEC on May 6, 2008 (File No. 0-52705).

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q for Abington Bancorp, Inc. for the quarter ended September 30, 2007 and filed with the SEC on November 14, 2007 (File No. 0-52705).

(6)	Incorporated by reference to the definitive proxy statement filed by Abington Bancorp, Inc. with the SEC on December 26, 2007 (File No. 0-52705).
(c)	Financial Statement Schedules
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

Abington Bancorp, Inc.

By:	/s/ Robert W. White	Date: March 13, 2009
Robert W. White
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert W. White Robert W. White	Chairman of the Board, President and Chief Executive Officer	March 13, 2009

/s/ Jack J. Sandoski Jack J. Sandoski	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 13, 2009

/s/ Douglas S. Callantine Douglas S. Callantine	Director	March 13, 2009

/s/ Michael F. Czerwonka, III Michael F. Czerwonka, III	Director	March 13, 2009

/s/ Jane Margraff Kieser Jane Margraff Kieser	Director	March 13, 2009

/s/ Joseph B. McHugh Joseph B. McHugh	Director	March 13, 2009

/s/ Robert John Pannepacker, Sr. Robert John Pannepacker, Sr.	Director	March 13, 2009

/s/ G. Price Wilson, Jr. G. Price Wilson, Jr.	Director	March 13, 2009

EXHIBIT INDEX

No.		Description	Location
3.1		Articles of Incorporation of Abington Bancorp, Inc.	(1)

3.2		Bylaws of Abington Bancorp, Inc.	(1)

4.0		Form of Stock Certificate of Abington Bancorp, Inc.	(2)

10.1	*	Amended and Restated Employment Agreement between Abington Bancorp, Inc. and Robert W. White	(3)

10.2	*	Amended and Restated Employment Agreement between Abington Savings Bank and Robert W. White	(3)

10.3	*	Amended and Restated Employment Agreement between Abington Savings Bank and Jack J. Sandoski	(3)

10.4	*	Retirement, Consulting and Noncompetition Agreement between Abington Savings Bank and Edward W. Gormley	(4)

10.5	*	Amended and Restated Employment Agreement between Abington Savings Bank and Frank Kovalcheck	(3)

10.6	*	Amended and Restated Employment Agreement between Abington Savings Bank and Eric L. Golden	(3)

10.7	*	Abington Savings Bank Amended and Restated Executive Deferred Compensation Plan	(3)

10.8	*	Abington Savings Bank Amended and Restated Directors Deferred Compensation Plan	(3)

10.9	*	Abington Savings Bank Amended and Restated Board of Directors Retirement Plan	(3)

10.10	*	Abington Savings Bank Amended and Restated Supplemental Executive Retirement Plan	(3)

10.11	*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan	(3)

10.12	*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Recognition and Retention Plan and Trust Agreement	(3)

10.13	*	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden	(5)

No.		Description	Location
10.14	*	Abington Bancorp, Inc. 2007 Stock Option Plan	(6)

10.15	*	Abington Bancorp, Inc. 2007 Recognition and Retention Plan and Trust Agreement	(6)

23.0		Consent of Beard Miller Company LLP	Filed Herewith

31.1		Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2		Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0		Section 1350 Certifications	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc., as amended (File No. 333-142543), as filed on May 2, 2007.

(2)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc. (File No. 333-142543) as filed on May 2, 2007.

(3)	Incorporated by reference from Abington Bancorp’s Current Report on Form 8-K dated as of November 28, 2007 and filed with the SEC on December 3, 2007 (File No. 0-52705).

(4)	Incorporated by reference from Abington Bancorp’s Current Report on Form 8-K dated as of April 30, 2008 and filed with the SEC on May 6, 2008 (File No. 0-52705).

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q for Abington Bancorp, Inc. for the quarter ended September 30, 2007 and filed with the SEC on November 14, 2007 (File No. 0-52705).

(6)	Incorporated by reference to the definitive proxy statement filed by Abington Bancorp, Inc. with the SEC on December 26, 2007 (File No. 0-52705).