Form 10-Q
period 2009-03-31
ABINGTON BANCORP, INC./PA
filed 2009-05-07
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2009, 21,874,755 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2009	December 31, 2008
ASSETS

Cash and due from banks	$21,229,253	$23,074,990
Interest-bearing deposits in other banks	28,512,718	8,788,354

Total cash and cash equivalents	49,741,971	31,863,344
Investment securities held to maturity (estimated fair value—2009, $20,623,263; 2008, $20,590,495)	20,388,565	20,389,106
Investment securities available for sale (amortized cost—2009, $59,128,104; 2008, $67,782,158)	60,473,181	69,323,505
Mortgage-backed securities held to maturity (estimated fair value—2009, $77,883,203; 2008, $81,702,915)	78,757,555	83,093,064
Mortgage-backed securities available for sale (amortized cost—2009, $143,722,549; 2008, $148,601,190)	147,984,916	151,628,507
Loans receivable, net of allowance for loan losses (2009, $8,183,133; 2008, $11,596,784)	751,538,734	756,552,352
Accrued interest receivable	4,927,460	4,856,707
Federal Home Loan Bank stock—at cost	14,607,700	14,607,700
Cash surrender value — bank owned life insurance	39,633,443	39,184,889
Property and equipment, net	10,946,084	11,070,542
Real estate owned	13,139,077	1,739,599
Deferred tax asset	2,787,393	4,456,103
Prepaid expenses and other assets	1,761,306	988,060

TOTAL ASSETS	$1,196,687,385	$1,189,753,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$39,253,743	$37,194,591
Interest-bearing	690,429,098	627,755,843

Total deposits	729,682,841	664,950,434
Advances from Federal Home Loan Bank	202,498,507	257,051,203
Other borrowed money	20,336,768	17,609,637
Accrued interest payable	3,455,763	2,617,721
Advances from borrowers for taxes and insurance	4,332,274	3,275,285
Accounts payable and accrued expenses	5,536,997	6,148,613

Total liabilities	965,843,150	951,652,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 21,988,861 shares in 2009, 23,369,916 shares in 2008	244,602	244,602
Additional paid-in capital	201,457,677	201,378,465
Treasury stock—at cost, 2,471,379 shares in 2009, 1,090,324 shares in 2008	(20,539,288)	(10,525,100)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(14,928,658)	(15,138,418)
Recognition & Retention Plan Trust (RRP)	(5,168,382)	(5,593,821)
Deferred compensation plans trust	(967,455)	(1,190,857)
Retained earnings	67,132,738	66,007,138
Accumulated other comprehensive income	3,613,001	2,918,576

Total stockholders’ equity	230,844,235	238,100,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,196,687,385	$1,189,753,478

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2009	2008

INTEREST INCOME:
Interest and fees on loans	$10,028,633	$10,711,406
Interest and dividends on investment and mortgage-backed securities:
Taxable	3,282,931	2,658,306
Tax-exempt	400,775	296,775
Interest and dividends on other interest-earning assets	12,930	530,883

Total interest income	13,725,269	14,197,370

INTEREST EXPENSE:
Interest on deposits	4,041,397	4,922,109
Interest on Federal Home Loan Bank advances	2,084,584	2,247,438
Interest on other borrowed money	14,578	135,302

Total interest expense	6,140,559	7,304,849

NET INTEREST INCOME	7,584,710	6,892,521

PROVISION FOR LOAN LOSSES	116,691	49,140

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,468,019	6,843,381

NON-INTEREST INCOME:
Service charges	389,246	381,909
Income on bank owned life insurance	448,554	476,052
Net gain on real estate owned	15,834	—
Loss on sale of securities	—	(11,758)
Other income	162,906	107,081

Total non-interest income	1,016,540	953,284

NON-INTEREST EXPENSES:
Salaries and employee benefits	2,957,359	2,865,186
Occupancy	579,294	533,941
Depreciation	222,185	196,993
Professional services	337,660	275,948
Data processing	379,812	382,590
Advertising and promotions	74,535	102,452
Director compensation	223,746	188,412
Other	815,814	640,698

Total non-interest expenses	5,590,405	5,186,220

INCOME BEFORE INCOME TAXES	2,894,154	2,610,445

PROVISION FOR INCOME TAXES	741,785	692,276

NET INCOME	$2,152,369	$1,918,169

BASIC EARNINGS PER COMMON SHARE	$0.10	$0.09
DILUTED EARNINGS PER COMMON SHARE	$0.10	$0.08

BASIC AVERAGE COMMON SHARES OUTSTANDING:	20,550,141	22,352,051
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	21,107,543	22,858,601
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	Income	Equity

BALANCE—JANUARY 1, 2009	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

Comprehensive income:
Net income	—	—	—	—	—	2,152,369	—	2,152,369
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $353,185	—	—	—	—	—	—	685,595	685,595
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $4,549	—	—	—	—	—	—	8,830	8,830

Comprehensive income								2,846,794

Treasury stock purchased	—	—	—	(10,014,188)	—	—	—	(10,014,188)
Cash dividends declared, ($0.05 per share)	—	—	—	—	—	(1,026,769)	—	(1,026,769)
Excess tax liability on stock-based compensation	—	—	(68,037)	—	—	—	—	(68,037)
Stock options expense	—	—	221,151	—	—	—	—	221,151
Common stock released from benefit plans	—	—	(73,902)	—	874,670	—	—	800,768
Common stock acquired by benefit plans	—	—	—	—	(16,069)	—	—	(16,069)

BALANCE—MARCH 31, 2009	24,460,240	$244,602	$201,457,677	$(20,539,288)	$(21,064,495)	$67,132,738	$3,613,001	$230,844,235

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity

BALANCE—JANUARY 1, 2008	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	—	—	—	—	—	1,918,169	—	1,918,169
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $815,185	—	—	—	—	—	—	1,582,419	1,582,419
Amortization of unrecognized deferred costs on SERP, net of tax expense of $10,364	—	—	—	—	—	—	20,117	20,117

Comprehensive income								3,520,705

Cash dividends declared, ($0.05 per share)	—	—	—	—	—	(1,135,512)	—	(1,135,512)
Stock options expense	—	—	197,283	—	—	—	—	197,283
Common stock released from benefit plans	—	—	(4,797)	—	569,193	—	—	564,396
Common stock acquired by benefit plans	—	—	—	—	(3,050,744)	—	—	(3,050,744)

BALANCE—MARCH 31, 2008	24,460,240	$244,602	$200,826,953	$(104,997)	$(21,475,684)	$69,143,177	$1,377,137	$250,011,188

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
OPERATING ACTIVITIES:
Net income	$2,152,369	$1,918,169
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	116,691	49,140
Depreciation	222,185	196,993
Share-based compensation expense	782,448	759,079
Net gain on real estate owned	(15,834)	—
Loss on sale of investment securities	—	11,758
Deferred income tax expense (benefit)	1,310,976	(189,524)
Amortization of:
Deferred loan fees	(307,654)	(173,102)
Premiums and discounts, net	(57,690)	34,299
Income from bank owned life insurance	(448,554)	(476,052)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(70,753)	(39,311)
Prepaid expenses and other assets	(773,246)	267,994
Accrued interest payable	838,042	1,251,552
Accounts payable and accrued expenses	(374,835)	732,718

Net cash provided by operating activities	3,374,145	4,343,713

INVESTING ACTIVITIES:
Principal collected on loans	34,124,827	34,592,073
Disbursements for loans	(40,870,441)	(47,023,260)
Purchases of:
Mortgage-backed securities held to maturity	—	(9,861,264)
Mortgage-backed securities available for sale	(4,399,240)	(18,278,032)
Investments available for sale	(535,024)	(11,139,335)
Federal Home Loan Bank stock	—	(496,400)
Property and equipment	(97,727)	(287,846)
Proceeds from:
Sales and maturities of mortgage-backed securities available for sale	461,536	1,960,836
Maturities of investments available for sale	9,194,000	18,099,000
Principal repayments of mortgage-backed securities held to maturity	4,318,601	1,658,314
Principal repayments of mortgage-backed securities available for sale	8,886,562	4,655,263
Redemption of Federal Home Loan Bank stock	—	562,700
Sales of real estate owned	491,106	—
Reimbursements towards (additions to) real estate owned	75,445	(95,217)

Net cash provided by (used in) investing activities	11,649,645	(25,653,168)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	23,169,586	10,345,868
Net increase in certificate accounts	41,562,821	14,161,301
Net increase in other borrowed money	2,727,131	3,027,827
Advances from Federal Home Loan Bank	45,935,000	32,805,000
Repayments of advances from Federal Home Loan Bank	(100,487,696)	(34,509,073)
Net increase in advances from borrowers for taxes and insurance	1,056,989	449,805
Excess tax liability from stock-based compensation	(68,037)	—
Acquisition of stock for benefit plans	—	(3,035,263)
Purchase of treasury stock	(10,014,188)	—
Payment of cash dividend	(1,026,769)	(1,135,512)

Net cash provided by financing activities	2,854,837	22,109,953

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,878,627	800,498

CASH AND CASH EQUIVALENTS—Beginning of period	31,863,344	68,055,461

CASH AND CASH EQUIVALENTS—End of period	$49,741,971	$68,855,959

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest on deposits and other borrowings	$5,302,517	$6,053,297

Income taxes	$—	$130,000

Non-cash transfer of loans to real estate owned	$11,950,195	$977,386

Release of stock from deferred compensation plans trust	$239,471	$—

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation—Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiary, ASB Investment Co. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period.
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
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the three months ended March 31, 2009 or 2008.
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
The components of other comprehensive income are as follows:

	Three Months Ended
	March 31,
	2009	2008

Net unrealized gain on securities arising during the period	$685,595	$1,574,659
Plus: reclassification adjustment for net losses included in net income, net of tax	—	7,760

Net unrealized gain on securities	$685,595	$1,582,419

Amortization of deferred costs on supplemental retirement plan, net of tax	8,830	20,117

Total other comprehensive income	$694,425	$1,602,536

The components of accumulated other comprehensive income are as follows:

	March 31,	December 31,
	2009	2008

Net unrealized gain on securities	$3,700,912	$3,015,317
Unrecognized deferred costs of supplemental retirment plan	(87,911)	(96,741)

Total accumulated other comprehensive income	$3,613,001	$2,918,576

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

At March 31, 2009, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 6.
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
Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2009 and 2008, there were 2,206,296 and 1,357,240 antidilutive CSEs, respectively. Earnings per share were calculated as follows:

	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income	$2,152,369	$2,152,369	$1,918,169	$1,918,169

Weighted average shares outstanding	20,550,141	20,550,141	22,352,051	22,352,051
Effect of common stock equivalents	—	557,402	—	506,550

Adjusted weighted average shares used in earnings per share computation	20,550,141	21,107,543	22,352,051	22,858,601

Earnings per share	$0.10	$0.10	$0.09	$0.08

Recent Accounting Pronouncements—In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FASB Statement No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.
FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company did not elect to early adopt this pronouncement and is continuing to evaluate the impact that it will have on our consolidated financial position and results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company did not elect to early adopt this pronouncement and is continuing to evaluate the impact that it will have on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company did not elect to early adopt this pronouncement and is continuing to evaluate the impact that it will have on our consolidated financial position and results of operations.

Reclassifications—Certain items in the 2008 consolidated financial statements have been reclassified to conform to the presentation in the 2009 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,388,565	$298,257	$(63,559)	$20,623,263

Total debt securities	$20,388,565	$298,257	$(63,559)	$20,623,263

	Available for Sale
	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$32,971,423	$962,632	$—	$33,934,055
Corporate bonds and commercial paper	1,984,967	—	(69,807)	1,915,160
Municipal bonds	21,567,815	562,027	(14,192)	22,115,650
Certificates of deposit	99,000	—	—	99,000

Total debt securities	56,623,205	1,524,659	(83,999)	58,063,865

Equity securities:
Common stock	10	—	(4)	6
Mutual funds	2,504,889	—	(95,579)	2,409,310

Total equity securities	2,504,899	—	(95,583)	2,409,316

Total	$59,128,104	$1,524,659	$(179,582)	$60,473,181

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,389,106	$300,162	$(98,773)	$20,590,495

Total debt securities	$20,389,106	$300,162	$(98,773)	$20,590,495

	Available for Sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$41,962,148	$1,159,700	$—	$43,121,848
Corporate bonds and commercial paper	1,979,499	—	(97,319)	1,882,180
Municipal bonds	21,073,983	479,220	(250)	21,552,953
Certificates of deposit	288,000	—	—	288,000

Total debt securities	65,303,630	1,638,920	(97,569)	66,844,981

Equity securities:
Common stock	10	—	(4)	6
Mutual funds	2,478,518	—	—	2,478,518

Total equity securities	2,478,528	—	(4)	2,478,524

Total	$67,782,158	$1,638,920	$(97,573)	$69,323,505

There were no sales of debt or equity securities during the three months ended March 31, 2009 or 2008.
No impairment charge was recognized on investment securities during the three months ended March 31, 2009 or 2008.
All municipal bonds included in debt securities are bank-qualified municipal bonds.
The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2009
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$2,269,967	$2,205,014	$—	$—
Due after one year through five years	38,305,190	39,463,979	—	—
Due after five years through ten years	16,048,048	16,394,872	3,650,635	3,702,541
Due after ten years	—	—	16,737,930	16,920,722

Total	$56,623,205	$58,063,865	$20,388,565	$20,623,263

The table below sets forth investment securities which had an unrealized loss position as of March 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(7,518)	$1,485,944	$(56,041)	$2,498,707

Total securities held to maturity	(7,518)	1,485,944	(56,041)	2,498,707

Securities available for sale:
Corporate bonds and commercial paper	$(28,548)	$958,680	$(41,259)	$956,480
Municipal bonds	(14,192)	996,979	—	—
Equity securities	(95,583)	2,409,316	—	—

Total securities available for sale	(138,323)	4,364,975	(41,259)	956,480

Total	$(145,841)	$5,850,919	$(97,300)	$3,455,187

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(76,549)	$2,406,781	$(22,224)	$355,946

Total securities held to maturity	(76,549)	2,406,781	(22,224)	355,946

Securities available for sale:
Corporate bonds and commercial paper	$(31,898)	$950,540	$(65,421)	$931,640
Municipal bonds	(250)	506,658	—	—
Equity securities	(4)	6	—	—

Total securities available for sale	(32,152)	1,457,204	(65,421)	931,640

Total	$(108,701)	$3,863,985	$(87,645)	$1,287,586

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2009, investment securities in a gross unrealized loss position for twelve months or longer consisted of six securities having an aggregate depreciation of 2.7% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than twelve months at March 31, 2009, consisted of 13 securities having an aggregate depreciation of 2.5% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. The unrealized losses on our debt securities are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates (with the exception of equity securities). The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current investment environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the current market environment improves. The unrealized losses on equity securities, which do not have maturity dates or principal payments, are also primarily related to market interest rates and the current investment environment. These equity securities have continued to pay monthly dividends as anticipated and we expect that they will continue to perform. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost and management of the Company does not expect to sell any of these securities prior to a recovery of its cost basis.

3.	MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$17,903,739	$—	$—	$17,903,739
FNMA pass-through certificates	34,412,894	1,117,982	—	35,530,876
FHLMC pass-through certificates	16,000,573	266,681	(18,782)	16,248,472
Collateralized mortgage obligations	10,440,349	—	(2,240,233)	8,200,116

Total	$78,757,555	$1,384,663	$(2,259,015)	$77,883,203

	Available for sale
	March 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,829	$324	$—	$3,153
FNMA pass-through certificates	57,106,713	1,922,762	—	59,029,475
FHLMC pass-through certificates	68,417,505	2,133,502	(54,268)	70,496,739
Collateralized mortgage obligations	18,195,502	379,395	(119,348)	18,455,549

Total	$143,722,549	$4,435,983	$(173,616)	$147,984,916

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$19,780,669	$—	$—	$19,780,669
FNMA pass-through certificates	35,800,959	917,098	(58,079)	36,659,978
FHLMC pass-through certificates	16,613,987	299,956	—	16,913,943
Collateralized mortgage obligations	10,897,449	—	(2,549,124)	8,348,325

Total	$83,093,064	$1,217,054	$(2,607,203)	$81,702,915

	Available for sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,948	$308	$—	$3,256
FNMA pass-through certificates	60,266,060	1,217,941	(2,037)	61,481,964
FHLMC pass-through certificates	73,505,894	1,733,749	(75,063)	75,164,580
Collateralized mortgage obligations	14,826,288	185,637	(33,218)	14,978,707

Total	$148,601,190	$3,137,635	$(110,318)	$151,628,507

There were no sales of mortgage-backed securities during the three months ended March 31, 2009. During the three months ended March 31, 2008 a gross loss of approximately $12,000 was recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $753,000.
No impairment charge was recognized on mortgage-backed securities during the three months ended March 31, 2009 or 2008.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA and the FHLMC as well as certain AAA rated private issuers. At March 31, 2009 and December 31, 2008, respectively, $10.4 million and $10.9 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of March 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FHLMC pass-through certificates	$—	$—	$(18,782)	$5,670,695
Collateralized mortgage obligations	—	—	(2,240,233)	8,200,116

Total securities held to maturity	—	—	(2,259,015)	13,870,811

Securities available for sale:
FHLMC pass-through certificates	(23,260)	2,354,145	(31,008)	1,971,281
Collateralized mortgage obligations	(115,365)	3,277,000	(3,983)	133,476

Total securities available for sale	(138,625)	5,631,145	(34,991)	2,104,757

Total	$(138,625)	$5,631,145	$(2,294,006)	$15,975,568

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through certificates	$—	$—	$(58,079)	$7,746,498
Collateralized mortgage obligations	(415,128)	522,693	(2,133,996)	7,825,632

Total securities held to maturity	(415,128)	522,693	(2,192,075)	15,572,130

Securities available for sale:
FNMA pass-through certificates	(2,037)	1,859,605	—	—
FHLMC pass-through certificates	(15,846)	5,655,458	(59,217)	3,292,856
Collateralized mortgage obligations	(25,031)	2,855,731	(8,187)	137,235

Total securities available for sale	(42,914)	10,370,794	(67,404)	3,430,091

Total	$(458,042)	$10,893,487	$(2,259,479)	$19,002,221

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2009, mortgage-backed securities in a gross unrealized loss position for twelve months or longer consisted of seven securities having an aggregate depreciation of 12.6% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than twelve months at March 31, 2009, consisted of three securities having an aggregate depreciation of 2.4% from the Company’s amortized cost basis. Management has concluded that the unrealized losses above are temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost and management of the Company does not expect to sell any of these securities prior to a recovery of its cost basis.

4.	LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	March 31, 2009	December 31, 2008

One-to four-family residential	$452,910,512	$452,922,968
Multi-family residential and commercial	101,042,680	102,088,507
Construction	205,697,136	219,542,552
Home equity lines of credit	30,060,932	27,119,068
Commercial business loans	20,213,094	18,966,744
Consumer non-real estate loans	3,197,343	2,811,075

Total loans	813,121,697	823,450,914

Less:
Construction loans in process	(52,913,900)	(54,797,754)
Deferred loan fees, net	(485,930)	(504,024)
Allowance for loan losses	(8,183,133)	(11,596,784)

Loans receivable—net	$751,538,734	$756,552,352

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008

Balance—beginning of year	$11,596,784	$1,811,121
Provision for loan losses	116,691	9,759,936
Charge-offs	(3,669,223)	(63,788)
Recoveries	138,881	89,515

(Charge-offs)/recoveries—net	(3,530,342)	25,727

Balance—end of period	$8,183,133	$11,596,784

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio, including an evaluation of impaired loans, that considers a number of factors such as past loan loss experience, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.

As of March 31, 2009 and December 31, 2008, the recorded investment in loans that were considered to be impaired was as follows.

	March 31,	December 31,
	2009	2008

Impaired collateral-dependent loans with a valuation allowance	$17,801,882	$22,439,654
Impaired collateral-dependent loans with no valuation allowance	240,133	751,727

Total Impaired collateral-dependent loans	$18,042,015	$23,191,381

Average impaired loan balance	$33,219,637	$11,948,700

Valuation allowance on impaired loans	$4,776,527	$7,455,469

Interest income recognized on impaired loans	$—	$278,550
Our loan portfolio at March 31, 2009 included an aggregate of $18.0 million of impaired loans compared to $23.2 million of impaired loans at December 31, 2008. The decrease in impaired loans primarily related to three construction loans with an aggregate outstanding balance of $15.1 million at December 31, 2008 that were transferred to real estate owned (“REO”) during the first quarter of 2009. These three loans were for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. During the first quarter of 2009, the borrower agreed to cede control of this project to us and, accordingly, we became lender in possession of the high rise property. At March 31, 2009, the property was classified in our balance sheet as REO with a carrying value of $11.5 million, which was equal to the $15.2 million loan balance at March 31, 2009 net of our charge-off of $3.7 million of the allowance for loan losses which had been allocated to these loans. No additional write-down of fair value was made at the time of the transfer to REO. We are continuing with foreclosure proceedings with respect to these loans, but as lender in possession of the high rise property, we are in the process of completing the improvements necessary to complete construction of the project. Our balance of impaired loans was adversely affected by the addition of three construction loans to one borrower with an aggregate balance of $10.2 million at March 31, 2009. Two of these loans became over 90 days past due during the first quarter of 2009. The first of these loans, which was on non-accrual status at March 31, 2009, had an outstanding balance of $1.1 million at such date. The other two loans to this borrower, one of which was less than 90 days past due at March 31, 2009, are continuing to accrue interest. All three loans were included in our classified assets at March 31, 2009 and December 31, 2008. As of March 31, 2009, $828,000 of our allowance for loan losses was allocated to these three loans. We commenced foreclosure proceedings with respect to all three of these loans, with sheriff’s sales currently scheduled for the second quarter of 2009. If the sheriff’s sale for one or more of these loans is completed, we would likely own the collateral properties as REO.
Non-accrual loans at March 31, 2009 and December 31, 2008, amounted to approximately $9.0 million and $23.2 million, respectively. At March 31, 2009, all of our impaired loans, other than the two loans discussed above, were on non-accrual status. Our two impaired loans at March 31, 2009 that continued to remain on accrual status had an aggregate outstanding balance of $9.1 million at such date. At December 31, 2008, all of our impaired loans were on non-accrual status. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 120 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at March 31, 2009 and December 31, 2008, amounted to approximately $14.8 million and $23.5 million, respectively.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the three months ended March 31, 2009 and 2008, no cash basis interest income was recognized. Interest income foregone on non-accrual loans for the three months ended March 31, 2009 and 2008 was approximately $252,000 and $24,000, respectively.

5.	DEFERRED INCOME TAXES

Items that gave rise to significant portions of the deferred tax balances are as follows:

	March 31,	December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$2,782,265	$3,942,907
Deferred compensation	1,586,461	1,803,336
Write-down of impaired investments	295,526	295,526
Property and equipment	117,761	112,131
Other assets	261,684	190,855

Total deferred tax assets	5,043,697	6,344,755

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(1,906,531)	(1,553,346)
Deferred loan fees	(336,432)	(320,621)
Other liabilities	(13,341)	(14,685)

Total deferred tax liabilities	(2,256,304)	(1,888,652)

Net deferred tax asset	$2,787,393	$4,456,103

6.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS

In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, which was frozen retroactive to January 1, 2005, a board of directors deferred compensation plan for directors, a supplemental retirement plan for directors and selected executive officers and a 401(k) retirement plan for substantially all of its employees. Further detail of these plans can be obtained from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares of common stock for approximately $7.4 million, an average price of $8.06 per share. These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At March 31, 2009, the ESOP held approximately 1.6 million unallocated shares of Company common stock with a fair value of $13.6 million and approximately 313,000 allocated shares with a fair value of $2.6 million. During the three-month periods ended March 31, 2009 and 2008, approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $183,000 and $233,000 in compensation expense, respectively.
Recognition and Retention Plans
In June 2005, the shareholders of Abington Community Bancorp approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 Trust”) acquired 457,056 shares of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share. The Company made sufficient contributions to the 2005 Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 Trust have been granted to certain officers, employees and directors of the Company, however, due to the forfeiture of shares by certain officers of the Company, 7,400 shares remain available for future grant. 2005 RRP shares generally vest at the rate of 20% per year over five years.
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

A summary of the status of the shares under the 2005 and 2007 RRP as of March 31, 2009 and 2008, and changes during the three months ended March 31, 2009 and 2008 are presented below:

	Three Months Ended March 31,
	2009		2008
		Weighted		Weighted
	Number of	average grant	Number of	average grant
	Shares	date fair value	shares	date fair value

Nonvested at the beginning of the year	661,763	$8.72	274,874	$7.54
Granted	—	—	517,200	9.11
Vested	(97,140)	9.11	—	—
Forfeited	—	—	—	—

Nonvested at the end of the period	564,623	$8.65	792,074	$8.57

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three-month periods ended March 31, 2009 and 2008, approximately 45,000 and 40,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $382,000 and $329,000 in compensation expense, respectively. A tax benefit of approximately $62,000 and $112,000, respectively, was recognized during these periods. As of March 31, 2009, approximately $4.4 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2009, the weighted average remaining lives of the RRP awards was approximately 3.1 years.
Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price not less than the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2009, a total of 1,142,640 shares of common stock were reserved for future issuance pursuant to the 2005 Option Plan, of which 22,684 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2009, a total of 1,302,990 shares of common stock were reserved for future issuance pursuant to the 2007 Option Plan, of which 160,490 shares remain available for grant.

A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of March 31, 2009 and 2008, and changes during the three months ended March 31, 2009 and 2008 are presented below:

	Three Months Ended March 31,
	2009		2008
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,206,296	$8.48	1,135,180	$7.74
Granted	—	—	1,247,500	9.11
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at the end of the period	2,206,296	$8.48	2,382,680	$8.46

Exercisable at the end of the period	817,600	$8.05	418,224	$7.57

The following table summarizes all stock options outstanding under the Option Plan as of March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in years)
$7.51	921,856	$7.51	6.3	554,784	$7.51
8.35	7,200	8.35	6.7	4,320	8.35
9.11	1,142,500	9.11	8.8	228,500	9.11
9.63	94,500	9.63	8.7	13,900	9.63
10.18	40,240	10.18	7.6	16,096	10.18

Total	2,206,296	$8.48	7.7	817,600	$8.05

Intrinsic value	$709,829			$427,184

No options were granted during the first quarter of 2009. The estimated fair value of options granted during the first quarter of 2008 was $2.13 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Dividend yield	1.88%
Expected volatility	23.25%
Risk-free interest rate	3.13 – 3.49%
Expected life of options	4 – 7 years
During the three months ended March 31, 2009 and 2008, approximately $221,000 and $197,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $18,000, respectively, was recognized during each of these periods. At March 31, 2009, approximately $2.5 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.7 years.

7.	COMMITMENTS AND CONTINGENCIES

The Bank had approximately $7.3 million in outstanding mortgage loan commitments at March 31, 2009. The commitments are expected to be funded within 90 days. All $7.3 million in commitments are in fixed rate loans with interest rates ranging from 4.875% to 6.0%. The Bank had approximately $2.1 million in outstanding mortgage loan commitments at December 31, 2008. None of these loans at March 31, 2009 and December 31, 2008 were originated for resale. Also outstanding at March 31, 2009 and December 31, 2008, were unused lines of credit totaling approximately $74.0 million and $78.5 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At March 31, 2009 and December 31, 2008, the Bank had letters of credit outstanding of approximately $46.3 million and $48.9 million, respectively, of which $45.4 million and $47.4 million, respectively, were standby letters of credit. At March 31, 2009 and December 31, 2008, the uncollateralized portion of the letters of credit extended by the Bank was approximately $1.0 million and $109,000, respectively. At March 31, 2009, $285,000 of the uncollateralized letters of credit were for standby letters of credit. At December 31, 2008, all of the uncollateralized letters of credit were for standby letters of credit.

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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2009 and December 31, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.
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

Impaired Loans—A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at March 31, 2009 and December 31, 2008, are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, we classify impaired loans as Level 3. The valuation allowances recognized during the year are discussed in Note 4.
Real Estate Owned—Real estate owned includes foreclosed properties securing commercial and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. As is the case for collateral of impaired loans, fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisal process for real estate owned is identical to our appraisal process for the collateral of impaired loans. Our current portfolio of real estate owned is comprised of commercial and construction properties for which comparable properties within the area are not available. Our appraisers have relied on certain judgments in determining how our specific properties compare in value to other properties that are not identical in design or in geographic area and, accordingly, we classify real estate owned as Level 3. Our increase in real estate owned during the quarter was due solely to net additions to that category of asset. No portion of the increase was attributable to an increase in the fair value recorded for a property included in real estate owned. A valuation allowance of $150,000 was recognized for one REO property during the quarter ended March 31, 2009.
The table below presents the balances of asset measured at fair value on a recurring basis:

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$60,473,181	$2,409,316	$58,063,865	$—
Mortgage-backed securities available for sale	147,984,916	—	147,984,916	—

Total	$208,458,097	$2,409,316	$206,048,781	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$69,323,505	$2,478,524	$66,844,981	$—
Mortgage-backed securities available for sale	151,628,507	—	151,628,507	—

Total	$220,952,012	$2,478,524	$218,473,488	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment an the carrying value of the related individual assets or portfolios at March 31, 2009 and December 31, 2008:

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Impaired loans	$13,025,355	$—	$—	$13,025,355
Real estate owned	13,139,077	—	—	13,139,077

Total	$26,164,432	$—	$—	$26,164,432

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Impaired loans	$14,984,185	$—	$—	$14,984,185
Real estate owned	1,739,599	—	—	1,739,599

Total	$16,723,784	$—	$—	$16,723,784

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2009 and December 31, 2008 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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
Overview—The Company was formed by the Bank in connection with the Bank’s second-step conversion and reorganization, completed on June 27, 2007. The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, professional services expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with twelve other full service branches and seven limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans, primarily residential mortgages.
We earned net income of $2.2 million for the quarter ended March 31, 2009, representing an increase of $234,000 or 12.2% over the quarter ended March 31, 2008. Basic and diluted earnings per share were each $0.10 for the first quarter of 2009 compared to $0.09 and $0.08, respectively, for the first quarter of 2008.
Net interest income was $7.6 million for the three months ended March 31, 2009, representing an increase of $692,000 or 10.0% over the first quarter of 2008. The increase in our net interest income was due to lower interest expense in the first quarter of 2009 which more than offset a reduction in interest income.

Our average interest rate spread increased 41 basis points to 2.31% for the first quarter of 2009 from 1.90% for the first quarter of 2008. Over the same period, our net interest margin increased five basis points to 2.77% for the first quarter of 2009 from 2.72% for the first quarter of 2008.
Our total non-interest income increased $63,000 or 6.6% to $1.0 million for the first quarter of 2009 from $953,000 for the first quarter of 2008. Our total non-interest expenses for the first quarter of 2009 amounted to $5.6 million, representing an increase of $404,000 or 7.8% from the first quarter of 2008.
The Company’s total assets increased $6.9 million, or 0.6%, to $1.20 billion at March 31, 2009 compared to $1.19 billion at December 31, 2008. Our total deposits increased $64.7 million or 9.7% to $729.7 million at March 31, 2009 compared to $665.0 million at December 31, 2008 with growth in all types of deposit accounts. Our total stockholders’ equity decreased to $230.8 million at March 31, 2009 from $238.1 million at December 31, 2008 due primarily to repurchases of Company stock.
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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2009 and December 31, 2008, we did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements. We did have assets that were measured at fair value on a nonrecurring basis that use Level 3 measurements. See Note 8 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.
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
Recent Accounting Pronouncements—In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FASB Statement No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.
FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.
This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than- Temporary Impairments. The Company did not elect to early adopt this pronouncement and is continuing to evaluate the impact that it will have on our consolidated financial position and results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 clarifiy the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 change the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company did not elect to early adopt this pronouncement and is continuing to evaluate the impact that it will have on our consolidated financial position and results of operations.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company did not elect to early adopt this pronouncement and is continuing to evaluate the impact that it will have on our consolidated financial position and results of operations.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2009 AND DECEMBER 31, 2008
The Company’s total assets increased $6.9 million, or 0.6%, to $1.20 billion at March 31, 2009 compared to $1.19 billion at December 31, 2008. Our total cash and cash equivalents increased $17.9 million or 56.1% during the first quarter of 2009 as calls, maturities and repayments of our investment and mortgage-backed securities were not yet reinvested at the end of the quarter. Our investment securities decreased $8.9 million in the aggregate during the quarter due primarily to $9.0 million in calls and maturities of agency bonds. Our mortgage-backed securities decreased by an aggregate of $8.0 million during the quarter as repayments and maturities aggregating $13.7 million outpaced purchases of $4.4 million, and we recognized a net unrealized gain on our available for sale mortgage-backed securities of $1.2 million. Net loans receivable decreased $5.0 million during the first quarter of 2009, as the net transfer of $11.5 million of loans to REO (as described above) offset increases in certain categories of loans. The largest loan growth occurred in home equity lines of credit, which increased $2.9 million and commercial business loans, which increased $1.2 million. Our balance of REO increased $11.4 million to $13.1 million at March 31, 2009 from $1.7 million at December 31, 2008.
Our total deposits increased $64.7 million or 9.7% to $729.7 million at March 31, 2009 compared to $665.0 million at December 31, 2008. The increase during the first quarter of 2009 was due to growth in both core deposits and certificate accounts. During the quarter, our savings and money market accounts grew $19.2 million, or 13.0%, and our checking accounts grew $3.9 million, or 3.7%, resulting in an increase to core deposits of $23.2 million, or 9.1%. Our certificate accounts also increased, growing $41.6 million or 10.1%. Advances from the FHLB decreased $54.6 million or 21.2% to $202.5 million at March 31, 2009. During the first quarter of 2009, we repaid a portion of our advances as we reviewed our continued utilization of advances from the FHLB as a source of funding. Our review was based on recent decisions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock. The amount of FHLB stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution.
Our total stockholders’ equity decreased to $230.8 million at March 31, 2009 from $238.1 million at December 31, 2008. The decrease was due primarily to the purchase of approximately 1.4 million shares of the Company’s common stock during the quarter for an aggregate of approximately $10.0 million as part of our stock repurchase plans and our 2007 Recognition and Retention Plan. This decrease was partially offset by a net increase to retained earnings of $1.1 million as our net income of $2.2 million was partially offset by a reduction of $1.0 million resulting from the payment of our quarterly cash dividends. Our accumulated other comprehensive income increased $694,000 during the first quarter of 2009, due primarily to an increase in the net unrealized gain on our available for sale investment and mortgage-backed securities.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2009, our cash and cash equivalents amounted to $49.7 million. In addition, at that date we had $2.3 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $208.5 million at March 31, 2009.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2009, we had certificates of deposit maturing within the next 12 months of $366.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
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
Our total stockholders’ equity amounted to $230.8 million at March 31, 2009 compared to total stockholders’ equity of $238.1 million at December 31, 2008. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in June 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank.
The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	March 31,	December 31,	Regulatory	To Be Well
	2009	2008	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	14.17%	14.20%	4.00%	5.00%
Tier 1 risk-based capital ratio	22.38	22.06	4.00	6.00
Total risk-based capital ratio	23.45	23.32	8.00	10.00
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
At March 31, 2009, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

Compensation expense on Recognition and Retention Plan shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three-month periods ended March 31, 2009 and 2008, approximately 45,000 and 40,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $382,000 and $329,000 in compensation expense, respectively. A tax benefit of approximately $62,000 and $112,000, respectively, was recognized during these periods. As of March 31, 2009, approximately $4.4 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2009, the weighted average remaining lives of the RRP awards was approximately 3.1 years.
During the three months ended March 31, 2009 and 2008, approximately $221,000 and $197,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $18,000, respectively, was recognized during each of these periods. At March 31, 2009, approximately $2.5 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.7 years.
The Company also has an employee stock ownership plan (“ESOP”). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares awarded under the ESOP are accounted for in accordance with AICPA Statement of Position (“SOP”) 93-6, Employers’ Accounting for Employee Stock Ownership Plans. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned. During the three-month periods ended March 31, 2009 and 2008 approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $183,000 and $233,000 in compensation expense, respectively.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2009 and December 31, 2008, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2009 and December 31, 2008, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $134.2 million and $135.4 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At March 31, 2009 and December 31, 2008, the Bank had letters of credit outstanding of approximately $46.3 million and $48.9 million, respectively, of which $45.4 million and $47.4 million, respectively, were standby letters of credit. At March 31, 2009 and December 31, 2008, the uncollateralized portion of the letters of credit extended by the Bank was approximately $1.0 million and $109,000, respectively. At March 31, 2009, $285,000 of the uncollateralized letters of credit were for standby letters of credit. At December 31, 2008, all of the uncollateralized letters of credit were for standby letters of credit.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At March 31, 2009, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at March 31, 2009.

		Amount of Commitment Expiration — Per Period
			After One to	After Three
	Total Amounts	To	Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$46,256	$3,471	$27,785	$15,000	$—
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	7,289	7,289	—	—	—
Unused portion of home equity lines of credit	25,214	—	—	—	25,214
Unused portion of commercial lines of credit	48,820	48,820	—	—	—
Undisbursed portion of construction loans in process	52,914	29,598	23,316	—	—

Total commitments	$180,678	$89,178	$51,101	$15,000	$25,399

The following table summarizes our contractual cash obligations at March 31, 2009. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One to	After Three
		To	Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$452,886	$366,624	$49,283	$17,020	$19,959

FHLB advances	202,499	72,397	60,792	22,140	47,170
Repurchase agreements	20,337	20,337	—	—	—

Total debt	222,836	92,734	60,792	22,140	47,170

Operating lease obligations	6,942	858	1,713	1,387	2,984

Total contractual obligations	$682,664	$460,216	$111,788	$40,547	$70,113

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
General. We earned net income of $2.2 million for the quarter ended March 31, 2009, representing an increase of $234,000 or 12.2% over the quarter ended March 31, 2008. Basic and diluted earnings per share were each $0.10 for the first quarter of 2009 compared to $0.09 and $0.08, respectively, for the first quarter of 2008. Net interest income was $7.6 million for the three months ended March 31, 2009, representing an increase of $692,000 or 10.0% over the first quarter of 2008. The increase in our net interest income was due to lower interest expense in the first quarter of 2009 which more than offset a reduction in interest income. Our average interest rate spread increased 41 basis points to 2.31% for the first quarter of 2009 from 1.90% for the first quarter of 2008. Over the same period, our net interest margin increased five basis points to 2.77% for the first quarter of 2009 from 2.72% for the first quarter of 2008.
Interest Income. Our total interest income for the three months ended March 31, 2009 decreased $472,000 or 3.3% over the comparable 2008 period to $13.7 million. The decrease occurred as growth in the average balance of our total interest-earning assets was offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $82.0 million or 8.1% to $1.10 billion for the first quarter of 2009 from $1.01 billion for the first quarter of 2008. The increase was driven by an $80.5 million increase in the average balance of our mortgage-backed securities and a $60.6 million increase in the average balance of our loans receivable which was partially offset by a $32.4 million decrease in the average balance of our investment securities and a $26.7 million decrease in the average balance of our other interest-earning assets. The average yield earned on our total interest-earning assets decreased 59 basis points to 5.01% for the first quarter of 2009 from 5.60% for the first quarter of 2008. An increase in the average yield earned on our mortgage-backed securities of 54 basis points, quarter-over-quarter, was offset by a decrease in the average yield earned on all other interest-earning assets. The most significant decreases in yield were an 87 basis point decrease in the average yield earned on our loans receivable and a 337 basis point decrease in the average yield earned on our other interest-earning assets. The average yield earned on our investment securities decreased 40 basis points quarter-over-quarter. The decreases in the yields were primarily the result of the current interest rate environment, reflected by the Federal Reserve Board’s Open Market Committee actions to cut the federal funds rate by 400 basis points from January 2008 to January 2009. The decrease in the yield on our other interest-earning assets was also impacted by the decision of the Federal Home Loan Bank of Pittsburgh (the “FHLB”) to suspend the dividend on their stock beginning with the fourth quarter of 2008. As of March 31, 2009, we held approximately 146,000 shares of FHLB capital stock on which we received no dividends during the first quarter of 2009 compared to approximately $127,000 in dividends earned on FHLB stock in the quarter ended March 31, 2008.

Interest Expense. Our total interest expense for the three months ended March 31, 2009 decreased $1.2 million or 15.9% from the comparable 2008 period to $6.1 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 100 basis points to 2.70% for the first quarter of 2009 from 3.70% for the first quarter of 2008. The average rate we paid on our total deposits decreased 93 basis points, quarter-over-quarter, driven by a 112 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $75.9 million or 13.1% to $656.5 million for the first quarter of 2009 from $580.6 million for the first quarter of 2008 due primarily to growth in our core deposits. The average balance of our core deposits increased $65.9 million or 41.8% to $223.8 million for the first quarter of 2009 from $157.9 million for the first quarter of 2008. The average rate we paid on our advances from the FHLB decreased 121 basis points for the first quarter of 2009 compared to the first quarter of 2008. The average balance of our advances from the FHLB increased $46.0 million or 24.4% over the same period.

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

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$83,477	$876	4.20%	$115,881	$1,334	4.60%
Mortgage-backed securities	229,505	2,807	4.89	149,002	1,621	4.35
Loans receivable(2)	749,559	10,029	5.35	688,958	10,711	6.22
Other interest-earning assets	33,433	13	0.16	60,135	531	3.53

Total interest-earning assets	1,095,974	13,725	5.01	1,013,976	14,197	5.60

Cash and non-interest bearing balances	22,997			22,523
Other non-interest-earning assets	77,393			57,275

Total assets	$1,196,364			$1,093,774

Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$155,524	568	1.46	$97,723	345	1.41
Checking accounts	68,266	4	0.02	60,127	5	0.03
Certificate accounts	432,668	3,469	3.21	422,706	4,572	4.33

Total deposits	656,458	4,041	2.46	580,556	4,922	3.39
FHLB advances	234,760	2,085	3.55	188,734	2,248	4.76
Other borrowings	18,069	14	0.31	19,989	135	2.70

Total interest-bearing liabilities	909,287	6,140	2.70	789,279	7,305	3.70

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	38,719			39,987
Real estate tax escrow accounts	4,006			3,572
Other liabilities	8,997			10,791

Total liabilities	961,009			843,629
Stockholders’ equity	235,355			250,145

Total liabilities and stockholders’ equity	$1,196,364			$1,093,774

Net interest-earning assets	$186,687			$224,697

Net interest income; average Interest rate spread		$7,585	2.31%		$6,892	1.90%

Net interest margin(3)			2.77%			2.72%

(1)	Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.5 million and an average yield of 3.9%. Investment securities for the 2008 period include 95 tax-exempt municipal bonds with an aggregate average balance of $29.3 million and an average yield of 4.1%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $117,000 during the first quarter of 2009 compared to a provision of $49,000 for the first quarter of 2008. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. As of March 31, 2009, our allowance for loan losses amounted to $8.2 million, or 1.1% of total loans, compared to $11.6 million, or 1.5% of total loans, at December 31, 2008. Our loan portfolio at March 31, 2009 included an aggregate of $14.8 million of non-performing loans compared to $23.5 million of non-performing loans at December 31, 2008. The decrease in non-performing loans primarily related to three construction loans with an aggregate outstanding balance of $15.1 million at December 31, 2008 that were transferred to real estate owned (“REO”) during the first quarter of 2009. These three loans were for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. During the first quarter of 2009, the borrower agreed to cede control of this project to us and, accordingly, we became lender in possession of the high rise property. At March 31, 2009, the property was classified in our balance sheet as REO with a carrying value of $11.5 million, which was equal to the $15.2 million loan balance at March 31, 2009 net of our charge-off of $3.7 million of the allowance for loan losses which had been allocated to these loans. No additional write-down of fair value was made at the time of the transfer to REO. We are continuing with foreclosure proceedings with respect to these loans, but as lender in possession of the high rise property, we are in the process of completing the improvements necessary to complete construction of the project. The amount of our non-performing loans at March 31, 2009 was adversely affected by the addition of two construction loans to one borrower with an aggregate balance of $6.6 million at March 31, 2009 that became over 90 days past due during the first quarter of 2009. The first of these loans, which was on non-accrual status at March 31, 2009, had an outstanding balance of $1.1 million at such date. The second loan, which had an outstanding balance of $5.5 million at March 31, 2009, is more than 90 days past due, but is continuing to accrue interest. Both loans were included in our classified assets at March 31, 2009 and December 31, 2008. As of March 31, 2009, $648,000 of our allowance for loan losses was allocated to these two loans. A third construction loan to this borrower with an outstanding balance of $3.6 million at March 31, 2009 was also classified at such date, but was not included in non-performing loans as the loan was less than 90 days past due and remained on accrual status. We commenced foreclosure proceedings with respect to all three of these loans, with sheriff’s sales currently scheduled for the second quarter of 2009. If the sheriff’s sale for one or more of these loans is completed, we would likely own the collateral properties as REO. At March 31, 2009 and December 31, 2008, our non-performing loans amounted to 1.95% and 3.06% of loans receivable, respectively, and our allowance for loan losses amounted to 55.34% and 49.35% of non-performing loans, respectively. At March 31, 2009 and December 31, 2008, our non-performing assets amounted to 2.33% and 2.12% of total assets, respectively. We are continuing to monitor our loan portfolio, and given current economic conditions, no assurances can be given that additional provisions for loan losses will not be necessary in subsequent quarters.
Non-interest Income. Our total non-interest income increased $63,000 or 6.6% to $1.0 million for the first quarter of 2009 from $953,000 for the first quarter of 2008. The largest increase occurred in other non-interest income, which increased $56,000 quarter-over-quarter. Net gain on real estate owned was $16,000 in the first quarter of 2009 with no such gain in the first quarter of 2008. The gain in the current quarter was the net result of the activity for two REO properties. The first property, which was transferred to REO during the first quarter, was sold during the quarter for a gain of approximately $166,000. This gain was substantially offset by a valuation allowance of $150,000 taken against a second REO property. This second property remained in REO at a carrying value of $1.3 million at March 31, 2009.

Non-interest Expenses. Our total non-interest expenses for the first quarter of 2009 amounted to $5.6 million, representing an increase of $404,000 or 7.8% from the first quarter of 2008. The largest increases were in salaries and employee benefits, professional services, and other non-interest expenses. Salaries and employee benefits expense increased $92,000 or 3.2%, quarter-over-quarter, due largely to normal merit increases in salaries and higher health and insurance benefit costs. Professional services expense increased $62,000 or 22.4%, quarter-over-quarter, due primarily to additional legal expenses incurred in connection with the resolution of certain non-performing loans as well as certain other consulting expenses. Other non-interest expenses increased $175,000 or 27.3%, quarter-over-quarter, due primarily to a $170,000 increase in deposit insurance premiums. The increase in insurance premiums is the result of a new fee structure implemented by the FDIC. We expect our deposit insurance premiums to be significantly higher in the second quarter of 2009 due to a special assessment by the FDIC on all insured institutions. The assessment is expected to be 10 to 20 basis points of our balance of deposits at June 30, 2009 which, based on March 31, 2009 deposits, would be $730,000 to $1.5 million.
Income Tax Expense. Income tax expense for the first quarter of 2009 amounted to $742,000 compared to $692,000 for the first quarter of 2008. Our effective tax rate improved to 25.6% for the first quarter of 2009 from 26.5% for the first quarter of 2008. This occurred in part due to purchases of additional tax-exempt municipal bonds that allowed our tax-exempt income to increase as a percent of our total pre-tax income. The increase in our provision for income taxes was a result of the increase in our pre-tax income which exceeded the impact of the additional tax-exempt income.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 3.77% at March 31, 2009, compared to a negative 10.27% at December 31, 2008.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 21%. The annual prepayment rate for mortgage-backed securities is assumed to range from 3% to 35%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$298,062	$61,815	$168,404	$92,531	$130,198	$751,010
Mortgage-backed securities	37,151	25,244	63,250	36,992	64,105	226,742
Investment securities	18,104	5,785	9,685	22,950	24,338	80,862
Other interest-earning assets	43,120	—	—	—	—	43,120

Total interest-earning assets	396,437	92,844	241,339	152,473	218,641	1,101,734

Interest-bearing liabilities:
Savings and money market accounts	$25,022	$25,022	$62,911	$28,946	$25,425	$167,326
Checking accounts	—	—	—	—	70,217	70,217
Certificate accounts	242,555	127,845	45,507	17,020	19,959	452,886
FHLB advances	65,266	28,335	67,140	11,824	29,934	202,499
Other borrowed money	20,337	—	—	—	—	20,337

Total interest-bearing liabilities	353,180	181,202	175,558	57,790	145,535	913,265

Interest-earning assets less interest-bearing liabilities	$43,257	$(88,358)	$65,781	$94,683	$73,106	$188,469

Cumulative interest-rate sensitivity gap (3)	$43,257	$(45,101)	$20,680	$115,363	$188,469

Cumulative interest-rate gap as a percentage of total assets at March 31, 2009	3.62%	(3.77)%	1.73%	9.64%	15.75%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2009	112.25%	91.56%	102.91%	115.03%	120.64%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased(1)	per Share	or Programs	Programs(2)

January 1 – January 31, 2009	123,077	8.74	100,401	1,163,475
February 1 – February 28, 2009	887,829	6.99	887,829	275,646
March 1 – March 31, 2009	370,149	7.21	370,149	1,009,665

Total	1,381,055	$7.20	1,358,379	1,009,665

(1)	Certain shares purchased during the quarter were acquired as part of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

(2)	On July 31, 2008, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,221,772 shares. Purchases under this plan were completed in January 2009. On January 28, 2009, the Company announced another stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,163,475 shares. Purchases under this plan were completed in March 2009. On March 16, 2009, the Company announced another stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,104,168 shares. This repurchase program is scheduled to terminate as of March 16, 2010.
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

ABINGTON BANCORP, INC.
Date: May 7, 2009	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: May 7, 2009	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibt
No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.
31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.