Form 10-Q
period 2009-06-30
ABINGTON BANCORP, INC./PA
filed 2009-08-10
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 3, 2009, 21,704,515 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$21,344,716	$23,074,990
Interest-bearing deposits in other banks	4,232,583	8,788,354

Total cash and cash equivalents	25,577,299	31,863,344
Investment securities held to maturity (estimated fair value—2009, $20,500,480; 2008, $20,590,495)	20,388,025	20,389,106
Investment securities available for sale (amortized cost— 2009, $68,627,026; 2008, $67,782,158)	69,617,683	69,323,505
Mortgage-backed securities held to maturity (estimated fair value—2009, $70,637,881; 2008, $81,702,915)	70,506,519	83,093,064
Mortgage-backed securities available for sale (amortized cost— 2009, $133,574,762; 2008, $148,601,190)	137,747,671	151,628,507
Loans receivable, net of allowance for loan losses (2009, $10,748,651; 2008, $11,596,784)	765,106,939	756,552,352
Accrued interest receivable	4,558,818	4,856,707
Federal Home Loan Bank stock—at cost	14,607,700	14,607,700
Cash surrender value — bank owned life insurance	40,086,655	39,184,889
Property and equipment, net	10,824,519	11,070,542
Real estate owned	18,083,366	1,739,599
Deferred tax asset	3,841,139	4,456,103
Prepaid expenses and other assets	2,557,944	988,060

TOTAL ASSETS	$1,183,504,277	$1,189,753,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$43,099,567	$37,194,591
Interest-bearing	713,962,856	627,755,843

Total deposits	757,062,423	664,950,434
Advances from Federal Home Loan Bank	154,250,743	257,051,203
Other borrowed money	28,636,328	17,609,637
Accrued interest payable	4,280,385	2,617,721
Advances from borrowers for taxes and insurance	5,284,148	3,275,285
Accounts payable and accrued expenses	6,056,882	6,148,613

Total liabilities	955,570,909	951,652,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 21,747,135 shares in 2009, 23,369,916 shares in 2008	244,602	244,602
Additional paid-in capital	201,627,353	201,378,465
Treasury stock—at cost, 2,713,105 shares in 2009, 1,090,324 shares in 2008	(22,579,669)	(10,525,100)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(14,718,898)	(15,138,418)
Recognition & Retention Plan Trust (RRP)	(4,742,943)	(5,593,821)
Deferred compensation plans trust	(974,765)	(1,190,857)
Retained earnings	65,748,816	66,007,138
Accumulated other comprehensive income	3,328,872	2,918,576

Total stockholders’ equity	227,933,368	238,100,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,183,504,277	$1,189,753,478

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest on loans	$10,149,228	$10,604,448	$20,177,861	$21,315,854
Interest and dividends on investment and mortgage-backed securities:
Taxable	3,002,420	2,783,160	6,285,351	5,441,466
Tax-exempt	402,809	338,623	803,584	635,398
Interest and dividends on other interest-earning assets	14,000	293,523	26,930	824,406

Total interest income	13,568,457	14,019,754	27,293,726	28,217,124

INTEREST EXPENSE:
Interest on deposits	4,046,805	4,250,930	8,088,202	9,173,039
Interest on Federal Home Loan Bank advances	1,903,687	2,165,580	3,988,271	4,413,018
Interest on other borrowed money	21,757	94,271	36,335	229,573

Total interest expense	5,972,249	6,510,781	12,112,808	13,815,630

NET INTEREST INCOME	7,596,208	7,508,973	15,180,918	14,401,494

PROVISION FOR LOAN LOSSES	3,404,721	676,848	3,521,412	725,988

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,191,487	6,832,125	11,659,506	13,675,506

NON-INTEREST INCOME
Service charges	397,419	424,541	786,665	806,450
Income on bank owned life insurance	453,212	483,923	901,766	959,975
Net gain on real estate owned	153,248	—	169,082	—
Gain on sale of securities	—	158,133	—	146,375
Impairment charge on investment securities	—	(330,527)	—	(330,527)
Other income	127,932	109,743	290,838	216,824

Total non-interest income	1,131,811	845,813	2,148,351	1,799,097

NON-INTEREST EXPENSES
Salaries and employee benefits	2,809,910	2,953,724	5,767,269	5,818,910
Occupancy	524,702	507,897	1,103,996	1,041,838
Depreciation	225,889	201,348	448,074	398,341
Professional services	360,740	310,200	698,400	586,148
Data processing	412,967	379,032	792,779	761,622
Deposit insurance premium	960,357	56,732	1,154,504	81,042
Advertising and promotions	106,521	116,019	181,056	218,471
Director compensation	225,109	220,817	448,855	409,229
Other	627,874	615,352	1,249,541	1,231,740

Total non-interest expenses	6,254,069	5,361,121	11,844,474	10,547,341

(LOSS) INCOME BEFORE INCOME TAXES	(930,771)	2,316,817	1,963,383	4,927,262

(BENEFIT) PROVISION FOR INCOME TAXES	(553,002)	569,942	188,783	1,262,218

NET (LOSS) INCOME	$(377,769)	$1,746,875	$1,774,600	$3,665,044

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.02)	$0.08	$0.09	$0.16
DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.02)	$0.08	$0.09	$0.16

BASIC AVERAGE COMMON SHARES OUTSTANDING:	19,713,494	22,131,813	20,129,506	22,241,837
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	20,298,237	22,942,871	20,680,751	22,908,601
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	Income	Equity
BALANCE—JANUARY 1, 2009	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

Comprehensive income:
Net income	—	—	—	—	—	1,774,600	—	1,774,600
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $202,267	—	—	—	—	—	—	392,635	392,635
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $9,098	—	—	—	—	—	—	17,661	17,661

Comprehensive income								2,184,896

Treasury stock purchased	—	—	—	(12,097,258)	—	—	—	(12,097,258)
Cash dividends declared, ($0.10 per share)	—	—	—	—	—	(2,032,922)	—	(2,032,922)
Exercise of stock options	—	—	(11,298)	42,689	—	—	—	31,391
Excess tax liability on stock-based compensation	—	—	(68,037)	—	—	—	—	(68,037)
Stock options expense	—	—	444,901	—	—	—	—	444,901
Common stock released from benefit plans	—	—	(116,678)	—	1,512,469	—	—	1,395,791
Common stock acquired by benefit plans	—	—	—	—	(25,979)	—	—	(25,979)

BALANCE—JUNE 30, 2009	24,460,240	$244,602	$201,627,353	$(22,579,669)	$(20,436,606)	$65,748,816	$3,328,872	$227,933,368

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2008	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	—	—	—	—	—	3,665,044	—	3,665,044
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $4,244	—	—	—	—	—	—	(8,236)	(8,236)
Amortization of unrecognized deferred costs on SERP, net of tax expense of $20,727	—	—	—	—	—	—	40,235	40,235

Comprehensive income								3,697,043

Cash dividends declared, ($0.10 per share)	—	—	—	—	—	(2,271,023)	—	(2,271,023)
Stock options expense	—	—	417,669	—	—	—	—	417,669
Common stock released from benefit plans	—	—	(17,881)	—	1,213,302	—	—	1,195,421
Common stock acquired by benefit plans	—	—	—	—	(5,383,207)	—	—	(5,383,207)

BALANCE—JUNE 30, 2008	24,460,240	$244,602	$201,034,255	$(104,997)	$(23,164,038)	$69,754,541	$(193,400)	$247,570,963

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
OPERATING ACTIVITIES:
Net income	$1,774,600	$3,665,044
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,521,412	725,988
Depreciation	448,074	398,341
Stock-based compensation expense	1,598,621	1,607,890
Net gain on real estate owned	(169,082)	—
Net gain on sale of mortgage-backed securities	—	(146,375)
Impairment charge on investment securities	—	330,527
Deferred income tax expense (benefit)	403,599	(730,840)
Amortization of:
Deferred loan fees	(634,765)	(431,386)
Premiums and discounts, net	(121,333)	(3,509)
Income from bank owned life insurance	(901,766)	(959,975)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	297,889	336,460
Prepaid expenses and other assets	(1,569,884)	1,318,829
Accrued interest payable	1,662,664	880,595
Accounts payable and accrued expenses	151,120	(563,981)

Net cash provided by operating activities	6,461,149	6,427,608

INVESTING ACTIVITIES:
Principal collected on loans	67,713,411	115,724,530
Disbursements for loans	(96,104,840)	(129,170,505)
Purchases of:
Mortgage-backed securities held to maturity	—	(24,779,806)
Mortgage-backed securities available for sale	(7,894,182)	(44,782,543)
Investments available for sale	(19,036,181)	(23,183,691)
Federal Home Loan Bank stock	—	(1,492,900)
Property and equipment	(202,051)	(752,691)
Proceeds from:
Sales and maturities of mortgage-backed securities available for sale	1,652,051	7,354,286
Sales and maturities of investments available for sale	18,194,000	41,697,000
Principal repayments of mortgage-backed securities held to maturity	12,536,588	4,181,878
Principal repayments of mortgage-backed securities available for sale	21,438,243	12,036,658
Redemption of Federal Home Loan Bank stock	—	899,400
Sales of real estate owned	1,165,109	—
Additions to real estate owned, net	(389,599)	(352,884)

Net cashused in investing activities	(927,451)	(42,621,268)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	56,974,397	35,829,752
Net increase in certificate accounts	35,137,592	(4,249,444)
Net increase in other borrowed money	11,026,691	3,672,812
Advances from Federal Home Loan Bank	5,935,000	50,610,000
Repayments of advances from Federal Home Loan Bank	(108,735,460)	(58,414,842)
Net increase in advances from borrowers for taxes and insurance	2,008,863	2,277,464
Proceeds from exercise of stock options	31,391	—
Excess tax liability from stock-based compensation	(68,037)	—
Acquisition of stock for benefit plans	—	(5,356,588)
Purchase of treasury stock	(12,097,258)	—
Payment of cash dividend	(2,032,922)	(2,271,023)

Net cash (used in) provided by financing activities	(11,819,743)	22,098,131

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,286,045)	(14,095,529)

CASH AND CASH EQUIVALENTS—Beginning of period	31,863,344	68,055,461

CASH AND CASH EQUIVALENTS—End of period	$25,577,299	$53,959,932

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$10,450,144	$12,935,035
Income taxes	$750,000	$1,705,000
Non-cash transfer of loans to real estate owned	$16,950,195	$977,386
Acquisition of stock for deferred compensation plans trust	$25,719	$21,419
Release of stock from deferred compensation plans trust	$242,071	$—
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation— Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed in 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co and American Street Lofts LLC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Bank’s executive offices are in Jenkintown, Pennsylvania, with 12 other branches and seven limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. The principal business of American Street Lofts LLC is to own and manage a 40-unit high rise residential condominium in Center City, Philadelphia that was acquired through foreclosure during the second quarter of 2009. Keswick Services II, and its wholly owned subsidiaries, and Abington Corp. are currently inactive subsidiaries.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period.

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred from June 30, 2009 through August 10, 2009, the date these financial statements were issued.

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

Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. No impairment charge was recognized during the three or six months ended June 30, 2009. An impairment charge of approximately $331,000 was recognized during the three and six months ended June 30, 2008. The impairment charge was taken to write-down the book value of our investment in a mortgage-backed security based mutual fund to its fair value of $3.0 million at June 30, 2008, based on our determination that the investment was other-than-temporarily impaired.

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

The components of other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net unrealized gain (loss) on securities arising during the period, net of tax	$(292,960)	$(1,704,435)	$392,635	$(129,776)
Plus: reclassification adjustment for net losses included in net income, net of tax	—	113,780	—	121,540

Net unrealized gain (loss) on securities, net of tax	$(292,960)	$(1,590,655)	$392,635	$(8,236)

Amortization of deferred costs on supplemental retirement plan, net of tax	8,831	20,118	17,661	40,235

Total other comprehensive income (loss), net of tax	$(284,129)	$(1,570,537)	$410,296	$31,999

The components of accumulated other comprehensive income are as follows:

	June 30,	December 31,
	2009	2008

Net unrealized gain on securities	$3,407,952	$3,015,317
Unrecognized deferred costs of supplemental retirement plan	(79,080)	(96,741)

Total accumulated other comprehensive income	$3,328,872	$2,918,576

Share-Based Compensation—The Company accounts for its share-based compensation awards in accordance with SFAS No. 123R, Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
At June 30, 2009, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 6.

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
Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For both the three and six months ended June 30, 2009, there were 1,284,440 antidilutive CSEs. For the three and six months ended June 30, 2008, there were 1,252,240 and 1,300,240 antidilutive CSEs, respectively. Earnings per share were calculated as follows:

	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net (loss) income	$(377,769)	$(377,769)	$1,746,875	$1,746,875

Weighted average shares outstanding	19,713,494	19,713,494	22,131,813	22,131,813
Effect of common stock equivalents	—	584,743	—	811,058

Adjusted weighted average shares used in earnings per share computation	19,713,494	20,298,237	22,131,813	22,942,871

(Loss) earnings per share	$(0.02)	$(0.02)	$0.08	$0.08

	Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted

Net income	$1,774,600	$1,774,600	$3,665,044	$3,665,044

Weighted average shares outstanding	20,129,506	20,129,506	22,241,837	22,241,837
Effect of common stock equivalents	—	551,245	—	666,764

Adjusted weighted average shares used in earnings per share computation	20,129,506	20,680,751	22,241,837	22,908,601

Earnings per share	$0.09	$0.09	$0.16	$0.16

Recent Accounting Pronouncements—In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FASB Statement No. 157, Fair Value Measurements (“Statement 157”), defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company adopted this guidance as of June 30, 2009. The adoption did not have a material effect on our consolidated financial position or results of operations.
In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”). FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.
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
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4. The Company adopted this guidance as of June 30, 2009. The adoption did not have a material effect on our consolidated financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.
This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company adopted this guidance as of June 30, 2009. The adoption did not have a material effect on our consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is continuing to evaluate the impact that this pronouncement will have on our consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is continuing to evaluate the impact that this pronouncement will have on our consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have an impact on our financial position or results of operations.

Reclassifications—Certain items in the 2008 consolidated financial statements have been reclassified to conform to the presentation in the 2009 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.
2.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,388,025	$172,741	$(60,286)	$20,500,480

Total debt securities	$20,388,025	$172,741	$(60,286)	$20,500,480

	Available for Sale
	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$42,448,765	$635,496	$(8,840)	$43,075,421
Corporate bonds and commercial paper	1,990,435	162	(7,327)	1,983,270
Municipal bonds	21,557,770	488,499	(35,502)	22,010,767
Certificates of deposit	99,000	—	—	99,000

Total debt securities	66,095,970	1,124,157	(51,669)	67,168,458

Equity securities:
Common stock	10	—	(5)	5
Mutual funds	2,531,046	—	(81,826)	2,449,220

Total equity securities	2,531,056	—	(81,831)	2,449,225

Total	$68,627,026	$1,124,157	$(133,500)	$69,617,683

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,389,106	$300,162	$(98,773)	$20,590,495

Total debt securities	$20,389,106	$300,162	$(98,773)	$20,590,495

	Available for Sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$41,962,148	$1,159,700	$—	$43,121,848
Corporate bonds and commercial paper	1,979,499	—	(97,319)	1,882,180
Municipal bonds	21,073,983	479,220	(250)	21,552,953
Certificates of deposit	288,000	—	—	288,000

Total debt securities	65,303,630	1,638,920	(97,569)	66,844,981

Equity securities:
Common stock	10	—	(4)	6
Mutual funds	2,478,518	—	—	2,478,518

Total equity securities	2,478,528	—	(4)	2,478,524

Total	$67,782,158	$1,638,920	$(97,573)	$69,323,505

There were no sales of debt or equity securities during the three or six months ended June 30, 2009. During the three months ended June 30, 2008, a gross gain of approximately $74,000 was recognized on the sale of certain agency bonds. Proceeds from these sales were approximately $4.1 million. There were no other sales of debt or equity securities during the six months ended June 30, 2008.
No impairment charge was recognized on investment securities during the three or six months ended June 30, 2009. An impairment charge of approximately $331,000 was recognized during the three and six months ended June 30, 2008. The impairment charge was taken to write-down the book value of our investment in a mortgage-backed security based mutual fund to its fair value of $3.0 million at June 30, 2008, based on our determination that the investment was other-than-temporarily impaired.
All municipal bonds included in debt securities are bank-qualified municipal bonds.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,024,933	$3,031,597	$—	$—
Due after one year through five years	47,539,979	48,461,736	—	—
Due after five years through ten years	15,531,058	15,675,125	5,922,740	5,969,907
Due after ten years	—	—	14,465,285	14,530,573

Total	$66,095,970	$67,168,458	$20,388,025	$20,500,480

The table below sets forth investment securities which had an unrealized loss position as of June 30, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(17,652)	$2,637,342	$(42,634)	$2,818,766

Total securities held to maturity	(17,652)	2,637,342	(42,634)	2,818,766

Securities available for sale:
Agency bonds	$(8,840)	$6,991,160	$—	$—
Corporate bonds and commercial paper	—	—	(7,327)	991,090
Municipal bonds	(35,502)	2,935,958	—	—
Equity securities	(81,831)	2,448,225	—	—

Total securities available for sale	(126,173)	12,375,343	(7,327)	991,090

Total	$(143,825)	$15,012,685	$(49,961)	$3,809,856

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(76,549)	$2,406,781	$(22,224)	$355,946

Total securities held to maturity	(76,549)	2,406,781	(22,224)	355,946

Securities available for sale:
Corporate bonds and commercial paper	$(31,898)	$950,540	$(65,421)	$931,640
Municipal bonds	(250)	506,658	—	—
Equity securities	(4)	6	—	—

Total securities available for sale	(32,152)	1,457,204	(65,421)	931,640

Total	$(108,701)	$3,863,985	$(87,645)	$1,287,586

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2009, investment securities in a gross unrealized loss position for 12 months or longer consisted of seven securities having an aggregate depreciation of 1.3% from the Company’s amortized cost basis. Investment securities in a gross unrealized loss position for less than 12 months at June 30, 2009, consisted of 23 securities having an aggregate depreciation of 0.9% from the Company’s amortized cost basis. Management has concluded that, as of June 30, 2009, the unrealized losses above were temporary in nature. The unrealized losses on our debt securities are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates (with the exception of equity securities). The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current investment environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the current market environment improves. The unrealized losses on equity securities, which do not have maturity dates or principal payments, are also primarily related to market interest rates and the current investment environment. These equity securities have continued to pay monthly dividends as anticipated and we expect that they will continue to perform. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost and management of the Company does not expect to sell any of these securities prior to a recovery of its cost basis.

3.	MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$13,678,062	$485,147	$—	$14,163,209
FNMA pass-through certificates	32,219,817	959,570	(27,064)	33,152,323
FHLMC pass-through certificates	15,070,988	195,642	—	15,266,630
Collateralized mortgage obligations	9,537,652	—	(1,481,933)	8,055,719

Total	$70,506,519	$1,640,359	$(1,508,997)	$70,637,881

	Available for sale
	June 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,712	$322	$—	$3,034
FNMA pass-through certificates	52,522,763	1,769,407	—	54,292,170
FHLMC pass-through certificates	61,241,409	2,232,611	(22,988)	63,451,032
Collateralized mortgage obligations	19,807,878	348,721	(155,164)	20,001,435

Total	$133,574,762	$4,351,061	$(178,152)	$137,747,671

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$19,780,669	$—	$—	$19,780,669
FNMA pass-through certificates	35,800,959	917,098	(58,079)	36,659,978
FHLMC pass-through certificates	16,613,987	299,956	—	16,913,943
Collateralized mortgage obligations	10,897,449	—	(2,549,124)	8,348,325

Total	$83,093,064	$1,217,054	$(2,607,203)	$81,702,915

	Available for sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,948	$308	$—	$3,256
FNMA pass-through certificates	60,266,060	1,217,941	(2,037)	61,481,964
FHLMC pass-through certificates	73,505,894	1,733,749	(75,063)	75,164,580
Collateralized mortgage obligations	14,826,288	185,637	(33,218)	14,978,707

Total	$148,601,190	$3,137,635	$(110,318)	$151,628,507

There were no sales of mortgage-backed securities during the three and six months ended June 30, 2009. During the three months ended June 30, 2008, a gross gain of approximately $84,000 was recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $4.3 million. During the six months ended June 30, 2008, a gross gain of approximately $100,000 and a gross loss of approximately $28,000 were recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $5.1 million.
No impairment charge was recognized on mortgage-backed securities during the six months ended June 30, 2009 or 2008.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA and the FHLMC as well as certain AAA rated private issuers. At June 30, 2009 and December 31, 2008, respectively, $9.5 million and $10.9 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of June 30, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through certificates	$(27,064)	$4,043,380	$—	$—
Collateralized mortgage obligations	—	—	(1,481,933)	8,055,719

Total securities held to maturity	(27,064)	4,043,380	(1,481,933)	8,055,719

Securities available for sale:
FHLMC pass-through certificates	(19,285)	2,293,048	(3,703)	1,721,136
Collateralized mortgage obligations	(155,164)	6,297,019	—	—

Total securities available for sale	(174,449)	8,590,067	(3,703)	1,721,136

Total	$(201,513)	$12,633,447	$(1,485,636)	$9,776,855

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through certificates	$—	$—	$(58,079)	$7,746,498
Collateralized mortgage obligations	(415,128)	522,693	(2,133,996)	7,825,632

Total securities held to maturity	(415,128)	522,693	(2,192,075)	15,572,130

Securities available for sale:
FNMA pass-through certificates	(2,037)	1,859,605	—	—
FHLMC pass-through certificates	(15,846)	5,655,458	(59,217)	3,292,856
Collateralized mortgage obligations	(25,031)	2,855,731	(8,187)	137,235

Total securities available for sale	(42,914)	10,370,794	(67,404)	3,430,091

Total	$(458,042)	$10,893,487	$(2,259,479)	$19,002,221

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2009, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of five securities having an aggregate depreciation of 13.2% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at June 30, 2009, consisted of six securities having an aggregate depreciation of 1.6% from the Company’s amortized cost basis. Management has concluded that, as of June 30, 2009, the unrealized losses above were temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company has the intent and ability to hold each of these investments for the time necessary to recover its cost and management of the Company does not expect to sell any of these securities prior to a recovery of its cost basis.

4.	LOANS RECEIVABLE — NET
Loans receivable consist of the following:

	June 30, 2009	December 31, 2008

One-to four-family residential	$445,645,996	$452,922,968
Multi-family residential and commercial	116,657,598	102,088,507
Construction	213,817,664	219,542,552
Home equity lines of credit	33,001,271	27,119,068
Commercial business loans	18,044,958	18,966,744
Consumer non-real estate loans	3,245,394	2,811,075

Total loans	830,412,881	823,450,914

Less:
Construction loans in process	(54,099,819)	(54,797,754)
Deferred loan fees, net	(457,472)	(504,024)
Allowance for loan losses	(10,748,651)	(11,596,784)

Loans receivable—net	$765,106,939	$756,552,352

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008

Balance—beginning of year	$11,596,784	$1,811,121
Provision for loan losses	3,521,412	9,759,936
Charge-offs	(4,512,361)	(63,788)
Recoveries	142,816	89,515

(Charge-offs)/recoveries—net	(4,369,545)	25,727

Balance—end of period	$10,748,651	$11,596,784

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

As of June 30, 2009 and December 31, 2008, the recorded investment in loans that were considered to be impaired was as follows.

	June 30,	December 31,
	2009	2008

Impaired collateral-dependent loans with a valuation allowance	$24,037,355	$22,439,654
Impaired collateral-dependent loans with no valuation allowance	—	751,727

Total Impaired collateral-dependent loans	$24,037,355	$23,191,381

Average impaired loan balance	$28,369,386	$11,948,700

Valuation allowance on impaired loans	$8,434,194	$7,455,469

Interest income recognized on impaired loans	$80,280	$278,550
Our loan portfolio at June 30, 2009 included an aggregate of $24.0 million of impaired loans compared to $23.2 million of impaired loans at December 31, 2008. The increase was due primarily to the classification of five construction loans as impaired during the first half of 2009 with an aggregate outstanding balance of $16.2 million at June 30, 2009. At June 30, 2009, $4.5 million of our allowance for loan losses was allocated to these loans. The largest of these loans is a $7.1 million land acquisition loan, which is categorized as a construction loan and which matured on March 31, 2009. This loan became more than 90 days past due and was placed on non-accrual status during the second quarter. After it was placed on non-accrual status, we obtained a new appraisal on the collateral securing the loan. The new appraisal indicated that the collateral, which is comprised of approximately 45,000 square feet of unimproved land in close proximity to a proposed casino site on the Delaware River in Philadelphia, had a current value of $4.4 million, compared to an appraised value of $9.0 million at the time of the loan’s inception in October 2005. Upon receipt of the new appraisal, we made a $2.7 million provision to the allowance for loan losses which was allocated to this loan. The decline in appraised value of the collateral property securing this loan is due to the general decline of commercial real estate values in the Philadelphia market area, delay and uncertainty as to when the proposed casino will be completed, and the anticipated loss of favorable zoning authorizations on the parcel. We have commenced foreclosure proceedings on this loan and are considering all of our options.
Substantially offsetting these additions were three construction loans with an aggregate outstanding balance of $15.1 million at December 31, 2008 that were transferred to real estate owned (“REO”) during the first quarter of 2009. These three loans were for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. During the first quarter of 2009, the borrower agreed to cede control of this project to us and, accordingly, we became lender in possession of the high rise property. We gained legal title to the property in June 2009 upon the completion of foreclosure proceedings. At June 30, 2009, the high rise property had a carrying value of $11.9 million, an increase from the property’s initial carrying value in REO of $11.5 million at March 31, 2009, due to the addition of our expenses related to the completion of the project. We are currently in the process of completing this project, which we expect to complete during the second half of 2009, but since gaining control of the high rise property, we have received certificates of occupancy for all 40 units. We are currently exploring our options for either the sale of the individual units or for the sale of the building as a whole, and we intend to proceed with whichever option we determine to be in the best interest of the Company.

Non-accrual loans at June 30, 2009 and December 31, 2008, amounted to approximately $20.4 million and $23.2 million, respectively. At June 30, 2009, all of our impaired loans were on non-accrual status. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 120 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest. At June 30, 2009, we have $18.6 million of loans that are 90 days or more past due, but still accruing interest. This balance consists primarily of five loans included in our construction loan portfolio with an aggregate outstanding balance of $17.0 million at such date. For each of these loans we have either received payments or have had discussions with the borrower which lead us to believe that the loans will be brought current during the third quarter of 2009.
Interest payments on non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the six months ended June 30, 2009 and 2008, no cash basis interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans for the six months ended June 30, 2009 and 2008 was approximately $243,000 and $31,000, respectively.
Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at June 30, 2009 and December 31, 2008, amounted to approximately $39.1 million and $23.5 million, respectively. As was the case with our impaired loans, the increase in non-performing loans during the first six months of 2009 was due to a growing number of delinquent loans, including certain, relatively large loans, primarily within our construction loan portfolio (which includes land acquisition and development loans). As of June 30, 2009, we had an aggregate of $37.5 million of non-performing construction loans, constituting 23.5% of our $159.7 million of total outstanding construction loans at such date. As of June 30, 2009, $9.2 million, or 85.5%, of our allowance for loan losses was allocated to construction loans. At June 30, 2009 and December 31, 2008, our non-performing loans amounted to 5.04% and 3.06% of loans receivable, respectively, and our allowance for loan losses amounted to 27.47% and 49.35% of non-performing loans, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accuring loans, accruing loans 90 days or more past due and real estate owned) at the date indicated. We did not have troubled debt restructurings at any of the dates indicated.

	June 30, 2009	December 31, 2008
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family residential	$240	$240
Multi-family residential and commercial real estate	561	2,597
Construction	19,647	20,594
Commercial business	—	—
Home equity lines of credit	—	—
Consumer non-real estate	—	—

Total non-accruing loans	20,448	23,191

Accruing loans 90 days or more past due:
One- to four-family residential	748	311
Multi-family residential and commercial real estate	—	—
Construction	17,853	—
Commercial business	—	—
Home equity lines of credit	18	—
Consumer non-real estate	—	—

Total accruing loans 90 days or more past due	18,619	311

Total non-performing loans(1)	39,067	23,502

Real estate owned, net	18,083	1,740

Total non-performing assets	$57,150	$25,242

Total non-performing loans as a percentage of loans	5.04%	3.06%

Total non-performing loans as a percentage of total assets	3.30%	1.98%

Total non-performing assets as a percentage of total assets	4.83%	2.12%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at June 30, 2009.

											Accruing
				Type							Loans 90
		Total		One- to			Loan Classification				Days or	Allowance
	No. of	Balance	Land	Four-	Multi-				Special		More Past	for Loan
	Loans	Outstanding	Only	Family	Family	Commercial	Doubtful	Substandard	Mention	Non-Accrual	Due	Losses
Range	(Dollars in Thousands)

Loans over $10.0 million	1	$17,473	$—	$—	$17,473	$—	$—	$—	$—	$—	$—	$88
Loans $5.0 million to $10.0 million	9	55,350	7,125	19,355	5,000	23,869	7,125	7,077	16,216	7,125	7,077	3,012
Loans $2.5 million to $5.0 million	11	39,373	7,505	20,809	—	11,059	7,442	3,590	—	7,442	3,590	5,100
Loans $1.0 million to $2.5 million	24	40,912	12,973	17,878	3,843	6,219	1,134	7,251	11,323	4,525	6,308	922
Loans under $1.0 million	23	6,610	555	4,246	1,460	349	—	555	955	555	878	65

Total construction loans	68	$159,718	$28,158	$62,288	$27,776	$41,496	$15,701	$18,473	$28,494	$19,647	$17,853	$9,187

5.	DEFERRED INCOME TAXES
Items that gave rise to significant portions of the deferred tax balances are as follows:

	June 30,	December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$3,654,542	$3,942,907
Deferred compensation	1,763,381	1,803,336
Write-down of impaired investments	295,526	295,526
Property and equipment	123,303	112,131
Other assets	118,629	190,855

Total deferred tax assets	5,955,381	6,344,755

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(1,755,612)	(1,553,346)
Deferred loan fees	(346,102)	(320,621)
Other liabilities	(12,528)	(14,685)

Total deferred tax liabilities	(2,114,242)	(1,888,652)

Net deferred tax asset	$3,841,139	$4,456,103

6.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS
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
Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005, the ESOP acquired an aggregate of 914,112 shares of common stock for approximately $7.4 million, an average price of $8.06 per share. These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At June 30, 2009, the ESOP held approximately 1.6 million unallocated shares of Company common stock with a fair value of $13.1 million and approximately 313,000 allocated shares with a fair value of $2.5 million. During the three-month periods ended June 30, 2009 and 2008, approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $207,000 and $245,000 in compensation expense, respectively. During the six-month periods ended June 30, 2009 and 2008, approximately 48,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $389,000 and $477,000 in compensation expense, respectively

Recognition and Retention Plans
In June 2005, the shareholders of Abington Community Bancorp, the predecessor to the Company, approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 Trust”) acquired 457,056 shares of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share. The Company made sufficient contributions to the 2005 Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 Trust have been granted to certain officers, employees and directors of the Company, however, due to the forfeiture of shares by certain officers of the Company, 7,400 shares remain available for future grant. 2005 RRP shares generally vest at the rate of 20% per year over five years.
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
A summary of the status of the shares under the 2005 and 2007 RRP as of June 30, 2009 and 2008, and changes during the six months ended June 30, 2009 and 2008 are presented below:

	Six Months Ended June 30,
	2009		2008
		Weighted		Weighted
	Number of	average grant	Number of	average grant
	shares	date fair value	shares	date fair value

Nonvested at the beginning of the year	661,763	$8.72	274,874	$7.54
Granted	—	—	517,200	9.11
Vested	(97,140)	9.11	—	—
Forfeited	—	—	—	—

Nonvested at the end of the period	564,623	$8.65	792,074	$8.57

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and six month periods ended June 30, 2009, approximately 46,000 and 91,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $383,000 and $765,000 in compensation expense, respectively. A tax benefit of approximately $130,000 and $328,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. During the three- and six month periods ended June 30, 2008, approximately 47,000 and 94,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $384,000 and $713,000 in compensation expense, respectively. A tax benefit of approximately $130,000 and $242,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. As of June 30, 2009, approximately $4.0 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At June 30, 2009, the weighted average remaining lives of the RRP awards was approximately 2.8 years.
Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price not less than the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2009, a total of 1,142,640 shares of common stock were reserved for future issuance pursuant to the 2005 Option Plan, of which 22,684 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2009, a total of 1,302,990 shares of common stock were reserved for future issuance pursuant to the 2007 Option Plan, of which 160,490 shares remain available for grant.
A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of June 30, 2009 and 2008, and changes during the six months ended June 30, 2009 and 2008 are presented below:

	Six Months Ended June 30,
	2009		2008
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,206,296	$8.48	1,135,180	$7.74
Granted	—	—	1,247,500	9.11
Exercised	(4,176)	7.51	—	—
Forfeited	—	—	—	—

Outstanding at the end of the period	2,202,120	$8.48	2,382,680	$8.46

Exercisable at the end of the period	813,424	$8.05	418,224	$7.57

The following table summarizes all stock options outstanding under the Option Plan as of June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in years)

$7.51	917,680	$7.51	6.0	550,608	$7.51
8.35	7,200	8.35	6.4	4,320	8.35
9.11	1,142,500	9.11	8.6	228,500	9.11
9.63	94,500	9.63	8.4	13,900	9.63
10.18	40,240	10.18	7.4	16,096	10.18

Total	2,202,120	$8.48	7.5	813,424	$8.05

Intrinsic value	$412,956			$247,774

No options were granted during the first six months of 2009. The estimated fair value of options granted during the first six months of 2008 was $2.13 per share. The fair value was estimated on the date of grant in accordance with SFAS No. 123R using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Dividend yield	1.88%
Expected volatility	23.25%
Risk-free interest rate	3.13 – 3.49%
Expected life of options	4 – 7 years
During the three and six months ended June 30, 2009, approximately $224,000 and $445,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $24,000 and $46,000, respectively, was recognized during each of these periods with respect to the Option Plans. During the three and six months ended June 30, 2008, approximately $220,000 and $418,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $40,000, respectively, was recognized during each of these periods with respect to the Option Plans. At June 30, 2009, approximately $2.3 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.5 years.
7.	COMMITMENTS AND CONTINGENCIES
The Bank had approximately $6.7 million in outstanding mortgage loan commitments at June 30, 2009. The commitments are expected to be funded within 90 days. Approximately $6.6 million of the commitments are for fixed-rate loans with interest rates ranging from 4.875% to 6.5%. The Bank had approximately $2.1 million in outstanding mortgage loan commitments at December 31, 2008. None of these loans at June 30, 2009 and December 31, 2008 were originated for resale. Also outstanding at June 30, 2009 and December 31, 2008, were unused lines of credit totaling approximately $82.1 million and $78.5 million, respectively.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At June 30, 2009 and December 31, 2008, the Bank had letters of credit outstanding of approximately $46.8 million and $48.9 million, respectively, of which $45.9 million and $47.4 million, respectively, were standby letters of credit. At June 30, 2009 and December 31, 2008, the uncollateralized portion of the letters of credit extended by the Bank was approximately $1.0 million and $109,000, respectively. At June 30, 2009, $285,000 of the uncollateralized letters of credit were for standby letters of credit. At December 31, 2008, all of the uncollateralized letters of credit were for standby letters of credit.
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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2009 and December 31, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.
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
The table below presents the balances of asset measured at fair value on a recurring basis:

	June 30, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$69,617,683	$2,449,225	$67,168,458	$—
Mortgage-backed securities available for sale	137,747,671	—	137,747,671	—

Total	$207,365,354	$2,449,225	$204,916,129	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$69,323,505	$2,478,524	$66,844,981	$—
Mortgage-backed securities available for sale	151,628,507	—	151,628,507	—

Total	$220,952,012	$2,478,524	$218,473,488	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2009 and December 31, 2008:

	June 30, 2009
	Total	Level 1	Level 2	Level 3

Impaired loans	$15,603,161	$—	$—	$15,603,161
Real estate owned	18,083,366	—	—	18,083,366

Total	$33,686,527	$—	$—	$33,686,527

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Impaired loans	$14,984,185	$—	$—	$14,984,185
Real estate owned	1,739,599	—	—	1,739,599

Total	$16,723,784	$—	$—	$16,723,784

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

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$25,577	$25,577	$31,863	$31,863
Investment securities	90,006	90,118	89,713	89,914
Mortgage-backed securities	208,254	208,386	234,722	233,331
Loans receivable—net	765,107	763,724	756,552	784,239
FHLB stock	14,608	14,608	14,608	14,608
Accrued interest receivable	4,559	4,559	4,857	4,857

Liabilities:
Deposits	$757,062	$741,135	$664,950	$651,922
Advances from Federal
Home Loan Bank	154,251	160,591	257,051	264,048
Other borrowed money	28,636	28,636	17,610	17,610
Accrued interest payable	4,280	4,280	2,618	2,618
Off balance sheet financial instruments	—	—	—	—
The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2009 and December 31, 2008 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

ITEM 2. — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview—The Company was formed by the Bank in connection with the Bank’s second-step conversion and reorganization, completed in 2007. The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits, office occupancy and equipment expense, professional services expense, data processing expense, advertising and promotions and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the Federal Deposit Insurance Corporation (“FDIC”) and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with twelve other full service branches and seven limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans.
We reported a net loss of $378,000 for the quarter ended June 30, 2009, compared to net income of $1.7 million for the quarter ended June 30, 2008. Basic and diluted loss per share were both $0.02 for the second quarter of 2009 compared to basic and diluted earnings per share of $0.08 for each for the second quarter of 2008. We earned net income of $1.8 million for the six months ended June 30, 2009, compared to net income of $3.7 million for the six months ended June 30, 2008. Basic and diluted earnings per share were both $0.09 for the first six months of 2009 compared to $0.16 for each for the first six months of 2008.

The net loss for the quarter and the decrease in net income for the six month period were due primarily to our provision for loan losses, which amounted to $3.4 million for the second quarter of 2009 and $3.5 million for the first six months of 2009. Additionally, our deposit insurance premium expense increased significantly to $960,000 and $1.2 million, respectively, for the quarter and six months ended June 30, 2009 from $57,000 and $81,000, respectively, for the quarter and six months ended June 30, 2008. The increase in our deposit insurance premium expense in the 2009 periods primarily reflects the special assessment levied by the FDIC on all insured institutions as well as an increase in the base insurance premium rates.
Net interest income was $7.6 million and $15.2 million for the three months and six months ended June 30, 2009, respectively, representing increases of 1.2% and 5.4%, respectively, over the comparable 2008 periods. The increases in our net interest income in the 2009 periods occurred as lower interest expense more than offset a reduction in interest income. Our average interest rate spread increased to 2.36% and 2.34%, respectively, for the three-month and six-month periods ended June 30, 2009 from 2.22% and 2.06%, respectively, for the three-month and six-month periods ended June 30, 2008. Our net interest margin, however, decreased to 2.79% and 2.78%, respectively, for the three-month and six-month periods ended June 30, 2009 from 2.92% and 2.82%, respectively, for the three-month and six-month periods ended June 30, 2008. The decrease in our net interest margin occurred as our deposit growth outpaced the growth in our interest-earning assets.
The increase in our provision for loan losses to $3.4 million in the quarter ended June 30, 2009 was due primarily to provisions with respect to two construction loans. Our loan portfolio at June 30, 2009 included an aggregate of $39.1 million of non-performing loans compared to $23.5 million of non-performing loans at December 31, 2008. The increase in non-performing loans during the first six months of 2009 was due to a growing number of delinquent loans, including certain relatively large loans, primarily within our construction loan portfolio (which includes land acquisition and development loans).
The Company’s total assets decreased $6.2 million, or 0.5%, to $1.18 billion at June 30, 2009 compared to $1.19 billion at December 31, 2008. Our total deposits increased $92.1 million or 13.9% to $757.1 million at June 30, 2009 compared to $665.0 million at December 31, 2008 due to growth in both core deposits and certificate accounts. Our total stockholders’ equity decreased to $227.9 million at June 30, 2009 from $238.1 million at December 31, 2008 due primarily to repurchases of Company stock.
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
Under Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2009 and December 31, 2008, we did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements. We did have assets that were measured at fair value on a nonrecurring basis that use Level 3 measurements. See Note 8 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.
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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2009 AND DECEMBER 31, 2008
The Company’s total assets decreased $6.2 million, or 0.5%, to $1.18 billion at June 30, 2009 compared to $1.19 billion at December 31, 2008. Our total cash and cash equivalents decreased $6.3 million and our total mortgage-backed securities decreased $26.5 million in the aggregate during the first six months of 2009. These decreases occurred as excess cash and repayments received from mortgage-backed securities were used to repay a portion of our advances from the Federal Home Loan Bank of Pittsburgh (the “FHLB”). The repayment of our advances from the FHLB is discussed further below. Net loans receivable increased $8.6 million during the first half of 2009. The largest loan growth occurred in multi-family residential and commercial real estate loans, which increased $14.6 million during the first six months of 2009, and home equity lines of credit, which increased $5.9 million during the first six months of 2009. These increases were partially offset by a $7.3 million decrease in the balance of one- to four- family residential loans and a $5.7 million decrease in the balance of construction loans over the same period. The decrease in the balance of construction loans was primarily related to the transfer of one loan to real estate owned (“REO”), which had a carrying value of $5.0 million at the time of transfer (net of a $500,000 charge-off). This loan is discussed further as part of the discussion of our provision for loan losses under our operating results for the quarter. Our balance of REO increased $16.3 million during the first half of 2009 to $18.1 million at June 30, 2009 due primarily to the addition of the above mentioned property for $5.0 million during the second quarter and the addition of a 40-unit high rise residential condominium project in Center City, Philadelphia during the first quarter of 2009 for $11.5 million.
Our total deposits increased $92.1 million or 13.9% to $757.1 million at June 30, 2009 compared to $665.0 million at December 31, 2008. The increase during the first half of 2009 was due to growth in both core deposits and certificate accounts. During the first six months of 2009, our savings and money market accounts grew $46.3 million, or 31.3%, and our checking accounts grew $10.7 million, or 10.1%, resulting in an increase to core deposits of $57.0 million, or 22.5%. Our certificate accounts also increased, growing $35.1 million or 8.5%. Our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $11.0 million or 62.6% to $28.6 million at June 30, 2009. Advances from the FHLB decreased $102.8 million or 40.0% to $154.3 million at June 30, 2009 compared to $257.1 million at December 31, 2008. The repayment of a portion of our advances was based on our overall evaluation of our collateral position with the FHLB and our decision to minimize the amount of FHLB stock that we are required to hold. This decision was based on recent actions by the FHLB to suspend the dividend on, and restrict the repurchase of, FHLB stock. In light of these actions, we have evaluated our FHLB stock for impairment based on the ultimate recoverability of the par value of the stock, and we have determined that the stock was not impaired at June 30, 2009. However, the amount of FHLB stock that a member institution is required to hold is directly proportional to the volume of advances taken by that institution. Reducing the balance of our outstanding advances has increased our capacity to take additional advances from the FHLB without the requirement to purchase additional shares of FHLB stock.
Our total stockholders’ equity decreased to $227.9 million at June 30, 2009 from $238.1 million at December 31, 2008. The decrease was due primarily to the purchase of approximately 1.6 million shares of the Company’s common stock during the first six months of 2009 for an aggregate of approximately $12.1 million as part of our stock repurchase plans and purchases of shares to complete the funding of our 2007 Recognition and Retention Plan. Our decision to repurchase our common stock was based on a determination by management and the Board of Directors that the current trading price of our stock, which remains below book value, provided an opportunity to utilize our current capital to repurchase shares in a manner intended to positively affect shareholder value. Our flexibility to undertake such a strategy is the result of our strong overall capital position. Even after the impact of our quarterly loss, the Bank’s regulatory capital levels far exceed requirements for well capitalized institutions (see chart in next section, “Liquidity And Capital Resources”). As a result of our loss for the second quarter, however, our retained earnings decreased $258,000 during the first half of the year. The decreases to our stockholders’ equity were partially offset by the release of approximately 184,000 shares in the aggregate from our stock benefit plans for approximately $1.5 million. Our accumulated other comprehensive income increased $410,000 during the first half of 2009, due primarily to an increase in the net unrealized gain on our available for sale investment and mortgage-backed securities.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2009, our cash and cash equivalents amounted to $25.6 million. In addition, at that date we had $3.0 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $207.4 million at June 30, 2009.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2009, we had certificates of deposit maturing within the next 12 months of $352.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
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
Our total stockholders’ equity amounted to $227.9 million at June 30, 2009 compared to total stockholders’ equity of $238.1 million at December 31, 2008. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank.
The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	June 30,	December 31,	Regulatory	To Be Well
	2009	2008	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	14.25%	14.20%	4.00%	5.00%
Tier 1 risk-based capital ratio	21.86	22.06	4.00	6.00
Total risk-based capital ratio	23.11	23.32	8.00	10.00

SHARE-BASED COMPENSATION
The Company accounts for its share-based compensation awards in accordance with SFAS No. 123R, Share-Based Payment. This statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measures the cost on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
At June 30, 2009, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2009 and December 31, 2008, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2009 and December 31, 2008, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $142.9 million and $135.4 million, respectively.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At June 30, 2009 and December 31, 2008, the Bank had letters of credit outstanding of approximately $46.8 million and $48.9 million, respectively, of which $45.9 million and $47.4 million, respectively, were standby letters of credit. At June 30, 2009 and December 31, 2008, the uncollateralized portion of the letters of credit extended by the Bank was approximately $1.0 million and $109,000, respectively. At June 30, 2009, $285,000 of the uncollateralized letters of credit were for standby letters of credit. At December 31, 2008, all of the uncollateralized letters of credit were for standby letters of credit.

The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At June 30, 2009, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at June 30, 2009.

		Amount of Commitment Expiration - Per Period
			After One to	After Three
	Total Amounts	To	Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$46,797	$21,135	$334	$25,328	$—
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	6,692	6,692	—	—	—
Unused portion of home equity lines of credit	26,299	—	—	—	26,299
Unused portion of commercial lines of credit	55,832	55,832	—	—	—
Undisbursed portion of construction loans in process	54,100	32,329	21,771	—	—

Total commitments	$189,905	$115,988	$22,105	$25,328	$26,484

The following table summarizes our contractual cash obligations at June 30, 2009. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One to	After Three
		To	Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$446,461	$352,038	$48,761	$18,630	$27,032

FHLB advances	154,251	35,700	54,850	17,490	46,211
Repurchase agreements	28,636	28,636	—	—	—

Total debt	182,887	64,336	54,850	17,490	46,211

Operating lease obligations	6,730	865	1,690	1,306	2,869

Total contractual obligations	$636,078	$417,239	$105,301	$37,426	$76,112

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008
General. We recorded a net loss of $378,000 for the quarter ended June 30, 2009, compared to net income of $1.7 million for the quarter ended June 30, 2008. Basic and diluted loss per share were both $0.02 for the second quarter of 2009 compared to basic and diluted earnings per share of $0.08 for each for the second quarter of 2008. The net loss for the quarter was due primarily to a our provision for loan losses and higher deposit insurance premiums. Net interest income was $7.6 million for the three months ended June 30, 2009, representing an increase of $87,000 or 1.2% over the second quarter of 2008. Our average interest rate spread increased to 2.36% for the three-month period ended June 30, 2009 from 2.22% for the three-month period ended June 30, 2008. Our net interest margin, however, decreased to 2.79% for the three months ended June 30, 2009 from 2.92% for the three months ended June 30, 2008. The decrease in our net interest margin occurred as our deposit growth outpaced the growth in our interest-earning assets.
Interest Income. Our total interest income for the three months ended June 30, 2009 decreased $451,000 or 3.2% over the comparable 2008 period to $13.6 million. The decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $59.7 million or 5.8% to $1.09 billion for the second quarter of 2009 from $1.03 billion for the second quarter of 2008. The increase was driven by a $40.9 million increase in the average balance of our mortgage-backed securities and a $58.1 million increase in the average balance of our loans receivable, which were partially offset by decreases in the average balances of our investment securities and our other interest-earning assets of $21.7 million and $17.5 million, respectively. The average yield earned on our total interest-earning assets decreased 47 basis points to 4.99% for the second quarter of 2009 from 5.46% for the second quarter of 2008. An increase in the average yield earned on our mortgage-backed securities of 42 basis points, quarter-over-quarter, was more than offset by a decrease in the average yield earned on all other interest-earning assets, including a 215 basis point decrease in the average yield earned on our other interest-earning assets. The decreases in the average yield earned on interest-earning assets was primarily the result of the current interest rate environment, as reflected by the actions of the Federal Reserve Board’s Open Market Committee to significantly cut the federal funds rate throughout 2008. The decrease in the yield on our other interest-earning assets was also impacted by the decision of the FHLB to suspend the dividend on their stock beginning with the fourth quarter of 2008. As of June 30, 2009, we held approximately 146,000 shares of FHLB capital stock on which we received no dividends during the second quarter of 2009 compared to approximately $64,000 in dividends earned on FHLB stock in the quarter ended June 30, 2008.
Interest Expense. Our total interest expense for the three months ended June 30, 2009 decreased $539,000 or 8.3% from the comparable 2008 period to $6.0 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities more than offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 61 basis points to 2.63% for the second quarter of 2009 from 3.24% for the second quarter of 2008. The average rate we paid on our total deposits decreased 55 basis points, quarter-over-quarter, driven by a 57 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $107.0 million or 17.9% to $704.0 million for the second quarter of 2009 from $597.1 million for the second quarter of 2008 due primarily to growth in our core deposits. The average balance of our core deposits increased $79.4 million or 46.0% to $252.0 million for the second quarter of 2009 from $172.6 million for the second quarter of 2008. The average rate we paid on our advances from the FHLB and our other borrowings decreased 39 basis points and 146 basis points, respectively, for the second quarter of 2009 compared to the second quarter of 2008. The average balance of our advances from the FHLB decreased $7.9 million over the same period, and the average balance of our other borrowings increased $5.3 million quarter-over-quarter.

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

	Three Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$84,346	$800	3.79%	$106,036	$1,198	4.52%
Mortgage-backed securities	213,407	2,605	4.88	172,529	1,924	4.46
Loans receivable(2)	756,738	10,149	5.36	698,678	10,604	6.07
Other interest-earning assets	33,243	14	0.17	50,791	294	2.32

Total interest-earning assets	1,087,734	13,568	4.99	1,028,034	14,020	5.46

Cash and non-interest bearing balances	22,180			23,168
Other non-interest-earning assets	83,454			59,664

Total assets	$1,193,368			$1,110,866

Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$180,272	604	1.34	$109,582	415	1.51
Checking accounts	71,749	8	0.04	63,011	4	0.03
Certificate accounts	451,963	3,435	3.04	424,466	3,832	3.61

Total deposits	703,984	4,047	2.30	597,059	4,251	2.85
FHLB advances	178,128	1,903	4.27	186,067	2,166	4.66
Other borrowings	26,090	22	0.34	20,833	94	1.80

Total interest-bearing liabilities	908,202	5,972	2.63	803,959	6,511	3.24

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	40,931			41,872
Real estate tax escrow accounts	4,471			4,205
Other liabilities	9,634			11,256

Total liabilities	963,238			861,292
Stockholders’ equity	230,130			249,574

Total liabilities and stockholders’ equity	$1,193,368			$1,110,866

Net interest-earning assets	$179,532			$224,075

Net interest income; average Interest rate spread		$7,596	2.36%		$7,509	2.22%

Net interest margin(3)			2.79%			2.92%

(1)	Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.8 million and an average yield of 3.9%. Investment securities for the 2008 period include 116 tax-exempt municipal bonds with an aggregate average balance of $34.5 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $3.4 million during the second quarter of 2009 compared to a provision of $677,000 for the second quarter of 2008. The increase in our provision for loan losses in the quarter ended June 30, 2009 was due primarily to our consideration of the risk elements of two non-performing construction loans described below.
The first of these loans is a $7.1 million land acquisition loan, which is categorized as a construction loan and which matured on March 31, 2009. This loan became more than 90 days past due and was placed on non-accrual status during the second quarter. After it was placed on non-accrual status, we obtained a new appraisal on the collateral securing the loan. The new appraisal indicated that the collateral, which is comprised of approximately 45,000 square feet of unimproved land in close proximity to a proposed casino site on the Delaware River in Philadelphia, had a current value of $4.4 million, compared to an appraised value of $9.0 million at the time of the loan’s inception in October 2005. Upon receipt of the new appraisal, we made a $2.7 million provision to the allowance for loan losses which was allocated to this loan. The decline in appraised value of the collateral property securing this loan is due to the general decline of commercial real estate values in the Philadelphia market area, delay and uncertainty as to when the proposed casino will be completed, and the anticipated loss of favorable zoning authorizations on the parcel. We have commenced foreclosure proceedings on this loan and are considering all of our options.
The second loan is a $5.5 million land acquisition loan, also categorized as a construction loan, which matured on December 31, 2008. This loan was classified as non-performing during the first quarter of 2009. During the quarter ended June 30, 2009, we received a new appraisal on the property securing this loan, a corner lot in Center City, Philadelphia near Independence Hall, which reflected a current value of $5.0 million. Accordingly, we made a $500,000 provision to the allowance for loan losses which was allocated to this loan during the second quarter. During the quarter, we foreclosed on this property and it was included in REO at June 30, 2009.
Our loan portfolio at June 30, 2009 included an aggregate of $39.1 million of non-performing loans, defined as non-accruing loans and accruing loans 90 days or more past due, compared to $14.8 million of non-performing loans at March 31, 2009 and $23.5 million of non-performing loans at December 31, 2008. The increase in non-performing loans during the second quarter of 2009 was due to a growing number of delinquent loans, including certain, relatively large loans, primarily within our construction loan portfolio (which includes land acquisition and development loans). During the second quarter of 2009, 14 loans with an aggregate outstanding balance of $29.9 million at June 30, 2009, became over 90 days past due. Of this total, 11 loans with an aggregate outstanding balance of $29.4 million at June 30, 2009, including the $7.1 million loan discussed above, were construction loans. As of June 30, 2009, we had an aggregate of $37.5 million of non-performing construction loans, constituting 23.5% of our $159.7 million of total outstanding construction loans at such date. As of June 30, 2009, $9.2 million, or 85.5%, of our allowance for loan losses was allocated to construction loans. At June 30, 2009 and December 31, 2008, our non-performing loans amounted to 5.04% and 3.06% of loans receivable, respectively, and our allowance for loan losses amounted to 27.47% and 49.35% of non-performing loans, respectively.
At June 30, 2009 and December 31, 2008, our non-performing assets, which includes non-performing loans and REO, amounted to 4.83% and 2.12% of total assets, respectively. The balance of REO at June 30, 2009, consisted primarily of the $5.0 million property described above and a 40-unit high rise residential condominium project in Center City, Philadelphia. The high rise property was added to REO during the first quarter of 2009 when we became lender in possession of the property. We gained legal title to the property in June 2009 upon the completion of foreclosure proceedings. At June 30, 2009, the high rise property has a carrying value of $11.9 million, an increase from the property’s initial carrying value in REO of $11.5 million at March 31, 2009, due to the addition of our expenses related to the completion of the project. We are still in the process of completing this project, but since gaining control of the high rise property, we have received certificates of occupancy for all 40 units. Upon completion, which is expected during the second half of 2009, we plan to obtain an updated appraisal of the property, and it is possible that the appraisal will not support the additional expenses we have incurred to complete the project. If the cost of completing the project is not supported by the new appraisal, a valuation allowance against the carrying value of the REO property will be necessary. We are currently exploring our options for either the sale of the individual units or for the sale of the building as a whole, and we intend to proceed with whichever option we determine to be in the best interest of the Company.

We are continuing to carefully monitor our loan portfolio, and we are focused on managing and resolving our non-performing assets. Given the significant downturn in sales activity for all types of properties in the Philadelphia market area as well as the significant declines in appraised values for both commercial and residential properties in our market area in recent periods, we may experience additions to our non-performing construction loans in the near-term. Any such increases could require us to make additional provisions to the allowance for loan losses.
Non-interest Income. Our total non-interest income increased $286,000 or 33.8% to $1.1 million for the second quarter of 2009 from $846,000 for the second quarter of 2008. The increase was primarily due to a $331,000 impairment charge on securities in the second quarter of 2008 with no such charge in the second quarter of 2009. This was partially offset by decreases in service charge income and income on bank owned life insurance (“BOLI”) in the second quarter of 2009 compared to the second quarter of 2008. During the second quarter of 2009 we recognized a net gain on real estate owned of $153,000 with no such gain in the comparable 2008 period, however, this gain was balanced by a gain on the sale of investment securities of $158,000 during the second quarter of 2008 with no such gain in the second quarter of 2009.
Non-interest Expenses. Our total non-interest expenses for the second quarter of 2009 amounted to $6.3 million, representing an increase of $893,000 or 16.7% from the second quarter of 2008. The most significant increase was in our deposit insurance premium expense. Our deposit insurance premium expense increased $904,000 to $960,000 for the quarter ended June 30, 2009 from $57,000 for the quarter ended June 30, 2008. The increase in the insurance premium was the result of a special assessment by the FDIC on all insured institutions during the quarter as well as an increase in our regular quarterly premium as a result of a new fee structure implemented by the FDIC. The special assessment, which was calculated as five basis points of the Bank’s total assets less Tier 1 Capital at June 30, 2009, was approximately $500,000. Our salaries and employee benefits expense decreased $144,000 or 4.9%, for the second quarter of 2009 compared to the second quarter of 2008, due primarily to a $170,000 decrease in the amount accrued for employee profit sharing expense as a consequence of the Company’s results during the quarter. This decrease was balanced by an increase in most other expense categories quarter-over-quarter, including a $51,000 or 16.3% increase in professional services expense. The increase in professional services expense was due primarily to additional legal expenses incurred in connection with the resolution of certain non-performing loans.
Income Tax Expense. We recorded an income tax benefit of approximately $553,000 for the second quarter of 2009 compared to an income tax expense of approximately $570,000 for the second quarter of 2008. The decrease in our provision for income taxes was primarily a result of the decrease in our pre-tax income.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
General. We earned net income of $1.8 million for the six months ended June 30, 2009, representing a decrease of $1.9 million or 51.6% over the six months ended June 30, 2008. Basic and diluted earnings per share were both $0.09 for the first six months of 2009 compared to $0.16 for each for the first six months of 2008. The decrease in net income period over period was primarily due to the net loss incurred during the second quarter of 2009 as described above. Net interest income was $15.2 million for the six months ended June 30, 2009, representing an increase of $779,000 or 5.4% over the first half of 2008. Our average interest rate spread increased to 2.34% for the six-month period ended June 30, 2009 from 2.06% for the six-month period ended June 30, 2008. Our net interest margin, however, decreased to 2.78% for the six months ended June 30, 2009 from 2.82% for the six months ended June 30, 2008. As was the case for the three months ended June 30, 2009, the decrease in our net interest margin for the six months ended June 30, 2009 occurred as our deposit growth outpaced the growth in our interest-earning assets.
Interest Income. Our total interest income for the six months ended June 30, 2009 decreased $923,000 or 3.3% over the comparable 2008 period to $27.3 million. As was the case for the three months ended June 30, 2009, the decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $70.1 million or 6.9% to $1.09 billion for the first half of 2009 from $1.02 billion for the first half of 2008, driven by increases in the average balances of our mortgage-backed securities of $60.0 million and loans receivable of $60.0 million. These increases were partially offset by decreases in the average balances of our investment securities of $36.5 million and our other interest-earning assets of $23.4 million. The average yield earned on our total interest-earning assets decreased 52 basis points to 5.01% for the first half of 2009 from 5.53% for the first half of 2008. As was the case for the quarter ended June 30, 2009, an increase in the average yield earned on our mortgage-backed securities for the first half of 2009 compared to the first half of 2008 was offset by a decrease in the average yield earned on all other interest-earning assets. The average yield earned on our mortgage-backed securities increased 49 basis points, period-over-period, as the average yield earned on our investment securities, loans receivable and other interest-earning assets decreased 59 basis points, 79 basis points and 281 basis points, respectively, period-over-period.
Interest Expense. Our total interest expense for the six months ended June 30, 2009 decreased $1.7 million or 12.3% from the comparable 2008 period to $12.1 million. As was the case for the three-month period ended June 30, 2009, the decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 80 basis points to 2.67% for the first half of 2009 from 3.47% for the first half of 2008. Similar to the three-month period, the average rate we paid on our total deposits decreased 74 basis points, period-over-period, driven by an 85 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $90.5 million or 15.4% to $678.8 million for the first half of 2009 from $588.3 million for the first half of 2008 due primarily to growth in our core deposits. The average balance of our core deposits increased $72.5 million or 43.8% to $238.0 million for the first half of 2009 from $165.4 million for the first half of 2008. The average rate we paid on our advances from the FHLB and our other borrowings decreased 86 basis points and 193 basis points, respectively, for the first half of 2009 compared to the first half of 2008. The average balance of our advances from the FHLB and our other borrowings increased $19.7 million and $1.9 million, respectively, over the same period

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$84,347	$1,677	3.98%	$110,862	$2,532	4.57%
Mortgage-backed securities	220,701	5,412	4.90	160,716	3,545	4.41
Loans receivable(2)	753,453	20,178	5.36	693,449	21,316	6.15
Other interest-earning assets	31,941	27	0.17	55,325	824	2.98

Total interest-earning assets	1,090,442	27,294	5.01	1,020,352	28,217	5.53

Cash and non-interest bearing balances	22,783			22,777
Other non-interest-earning assets	81,380			58,377

Total assets	$1,194,605			$1,101,506

Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$167,979	1,172	1.40	$103,949	760	1.46
Checking accounts	69,978	13	0.04	61,482	9	0.03
Certificate accounts	440,805	6,904	3.13	422,840	8,404	3.98

Total deposits	678,762	8,089	2.38	588,271	9,173	3.12
FHLB advances	207,007	3,988	3.85	187,336	4,413	4.71
Other borrowings	22,328	36	0.32	20,401	230	2.25

Total interest-bearing liabilities	908,097	12,113	2.67	796,008	13,816	3.47

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	39,907			40,840
Real estate tax escrow accounts	4,225			3,954
Other liabilities	9,362			10,867

Total liabilities	961,591			851,669
Stockholders’ equity	233,014			249,837

Total liabilities and stockholders’ equity	$1,194,605			$1,101,506

Net interest-earning assets	$182,345			$224,344

Net interest income; average Interest rate spread		$15,181	2.34%		$14,401	2.06%

Net interest margin(3)			2.78%			2.82%

(1)	Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.7 million and an average yield of 3.9%. Investment securities for the 2008 period include 116 tax-exempt municipal bonds with an aggregate average balance of $32.0 million and an average yield of 4.0%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $3.5 million during the first half of 2009 compared to a provision of $726,000 for the first half of 2008. The 2009 provision was taken primarily in relation to certain relatively large construction loans, as previously described in the preceding discussion of our results for the quarter ended June 30, 2009.
Non-interest Income. Our total non-interest income increased $349,000 or 19.4% to $2.1 million for the first half of 2009 from $1.8 million for the first half of 2008. As was the case for the quarter ended June 30, 2009, the increase was primarily due to the absence of the $331,000 securities impairment charge recorded in the first half of 2008. During the first half of 2009 we recognized a net gain on real estate owned of $169,000 with no such gain in the comparable 2008 period, however, this gain was partially balanced by a gain the on sale of investment securities of $146,000 during the first half of 2008 with no such gain in the first half of 2009. Decreases in service charge income and income on BOLI of $20,000 and $58,000, respectively, were substantially offset by an increase in other non-interest income of $74,000, period-over-period.
Non-interest Expenses. Our total non-interest expenses for the first half of 2009 amounted to $11.8 million, representing an increase of $1.3 million or 12.3% from the first half of 2008. As was the case for the quarter ended June 30, 2009, the most significant increase was in our deposit insurance premium expense. Our deposit insurance premium expense increased $1.1 million to $1.2 million for the six months ended June 30, 2009 from $81,000 for the six months ended June 30, 2008. Our professional services expense increased $112,000 or 19.2% for the first half of 2009 compared to the first half of 2008, again due primarily to additional legal expenses incurred in connection with the resolution of certain non-performing loans. Also contributing to the increase in total non-interest expense for the first half of 2009 compared to the first half of 2008 were increases in all other expense categories, except for salaries and employee benefits and advertising and promotions, which decreased period-over-period.
Income Tax Expense. Income tax expense for the first half of 2009 amounted to $189,000 compared to $1.3 million for the first half of 2008. Additionally, our effective tax rate decreased to 9.6% for the first half of 2009 from 25.6% for the first half of 2008. The decrease in our provision for income taxes resulted from a decrease in our pre-tax income combined with a decrease in our effective tax rate. The decrease in our effective tax rate was primarily the result of the increase in our tax-exempt income on municipal securities and BOLI as a percentage of our total pre-tax income, period-over-period, which occurred as a result of our higher expenses in the 2009 period. For the six months ended June 30, 2009, $1.7 million of our total pre-tax income of $2.0 million was from income on municipal securities and BOLI.

ITEM 3.	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 5.81% at June 30, 2009, compared to a negative 10.27% at December 31, 2008.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 21%. The annual prepayment rate for mortgage-backed securities is assumed to range from 3% to 35%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$302,199	$60,680	$166,800	$94,280	$138,575	$762,534
Mortgage-backed securities	40,105	27,111	64,517	33,771	38,577	204,081
Investment securities	4,629	1,030	28,140	19,220	35,996	89,015
Other interest-earning assets	18,840	—	—	—	—	18,840

Total interest-earning assets	365,773	88,821	259,457	147,271	213,148	1,074,470

Interest-bearing liabilities:
Savings and money market accounts	$29,148	$29,148	$73,037	$33,602	$29,446	$194,381
Checking accounts	—	—	—	—	73,121	73,121
Certificate accounts	279,179	75,969	45,651	18,630	27,032	446,461
FHLB advances	73,409	7,889	32,810	10,380	29,763	154,251
Other borrowed money	28,636	—	—	—	—	28,636

Total interest-bearing liabilities	410,372	113,006	151,498	62,612	159,362	896,850

Interest-earning assets less interest-bearing liabilities	$(44,599)	$(24,185)	$107,959	$84,659	$53,786	$177,620

Cumulative interest-rate sensitivity gap (3)	$(44,599)	$(68,784)	$39,175	$123,834	$177,620

Cumulative interest-rate gap as a percentage of total assets at June 30, 2009	(3.77)%	(5.81)%	3.31%	10.46%	15.01%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2009	89.13%	86.86%	105.80%	116.79%	119.80%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

ITEM 4.	— CONTROLS AND PROCEDURES
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
PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Not applicable.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased(1)	per Share	or Programs	Programs (2)

April 1 – April 30, 2009	108,106	$8.52	108,106	901,559
May 1 – May 31, 2009	118,270	8.34	118,270	783,289
June 1 – June 30, 2009	19,526	8.18	19,526	763,763

Total	245,902	$8.41	245,902	763,763

(1)	Certain shares purchased during the quarter were acquired as part of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

(2)	On March 16, 2009, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,104,168 shares. This repurchase program is scheduled to terminate as of March 16, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On May 14, 2009, Abington Bancorp, Inc. held its Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Board of Directors. Shareholders of record as of March 28, 2008, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.
1. The following directors were elected by the requisite plurality of the votes cast to serve on Abington Bancorp, Inc.’s Board of Directors:

	For	Withheld
Michael F. Czerwonka, III, CPA	19,506,362	433,814
Robert J. Pannepacker, Sr.	17,287,317	2,652,859

	For	Against	Abstain	Broker Non-Votes

2. To ratify the appointment of Beard Miller Company LLP as independent registered public accounting firm for the year ending December 31, 2009	19,766,638	152,473	21,065	n/a

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

No.	Description
10.1*	Employment Agreement between Abington Savings Bank and Thomas J. Wasekanes

31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

*	Denotes a management contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.
Date: August 10, 2009	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: August 10, 2009	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.1*	Employment Agreement between Abington Savings Bank and Thomas J. Wasekanes

31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

*	Denotes a management contract.