Form 10-Q
period 2009-09-30
ABINGTON BANCORP, INC./PA
filed 2009-11-06
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ____________________
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2009, 21,485,672 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2009	December 31, 2008
ASSETS

Cash and due from banks	$19,182,155	$23,074,990
Interest-bearing deposits in other banks	31,987,069	8,788,354

Total cash and cash equivalents	51,169,224	31,863,344
Investment securities held to maturity (estimated fair value—2009, $21,571,775; 2008, $20,590,495)	20,387,484	20,389,106
Investment securities available for sale (amortized cost— 2009, $74,346,782; 2008, $67,782,158)	76,345,679	69,323,505
Mortgage-backed securities held to maturity (estimated fair value—2009, $75,000,027; 2008, $81,702,915)	73,344,525	83,093,064
Mortgage-backed securities available for sale (amortized cost— 2009, $132,649,367; 2008, $148,601,190)	137,902,351	151,628,507
Loans receivable, net of allowance for loan losses (2009, $18,801,777; 2008, $11,596,784)	768,063,889	756,552,352
Accrued interest receivable	4,541,822	4,856,707
Federal Home Loan Bank stock—at cost	14,607,700	14,607,700
Cash surrender value — bank owned life insurance	40,538,368	39,184,889
Property and equipment, net	10,650,464	11,070,542
Real estate owned	18,180,990	1,739,599
Deferred tax asset	7,247,741	4,456,103
Prepaid expenses and other assets	4,447,757	988,060

TOTAL ASSETS	$1,227,427,994	$1,189,753,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$42,157,760	$37,194,591
Interest-bearing	775,527,193	627,755,843

Total deposits	817,684,953	664,950,434
Advances from Federal Home Loan Bank	152,754,813	257,051,203
Other borrowed money	22,332,653	17,609,637
Accrued interest payable	4,654,465	2,617,721
Advances from borrowers for taxes and insurance	821,663	3,275,285
Accounts payable and accrued expenses	7,636,733	6,148,613

Total liabilities	1,005,885,280	951,652,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 21,674,639 shares in 2009, 23,369,916 shares in 2008	244,602	244,602
Additional paid-in capital	201,793,667	201,378,465
Treasury stock—at cost, 2,785,601 shares in 2009, 1,090,324 shares in 2008	(23,162,583)	(10,525,100)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(14,509,138)	(15,138,418)
Recognition & Retention Plan Trust (RRP)	(4,321,617)	(5,593,821)
Deferred compensation plans trust	(989,350)	(1,190,857)
Retained earnings	57,771,143	66,007,138
Accumulated other comprehensive income	4,715,990	2,918,576

Total stockholders’ equity	221,542,714	238,100,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,227,427,994	$1,189,753,478

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
INTEREST INCOME:
Interest on loans	$9,872,855	$10,266,825	$30,050,716	$31,582,679
Interest and dividends on investment and mortgage-backed securities:
Taxable	2,736,909	3,158,686	9,022,260	8,600,152
Tax-exempt	401,062	374,661	1,204,646	1,010,059
Interest and dividends on other interest-earning assets	6,607	206,824	33,537	1,031,230

Total interest income	13,017,433	14,006,996	40,311,159	42,224,120

INTEREST EXPENSE:
Interest on deposits	3,801,382	3,842,347	11,889,584	13,015,386
Interest on Federal Home Loan Bank advances	1,794,970	2,342,205	5,783,241	6,755,223
Interest on other borrowed money	19,879	91,429	56,214	321,002

Total interest expense	5,616,231	6,275,981	17,729,039	20,091,611

NET INTEREST INCOME	7,401,202	7,731,015	22,582,120	22,132,509

PROVISION FOR LOAN LOSSES	8,802,678	309,372	12,324,090	1,035,360

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(1,401,476)	7,421,643	10,258,030	21,097,149

NON-INTEREST (LOSS) INCOME
Service charges	388,850	416,449	1,175,515	1,222,899
Income on bank owned life insurance	451,713	476,406	1,353,479	1,436,381
Net loss on real estate owned	(5,152,887)	—	(4,983,805)	—
Net gain on sale of securities	5,102	—	5,102	146,375
Impairment charge on investment securities	—	—	—	(330,527)
Other income	160,998	91,564	451,836	308,388

Total non-interest (loss) income	(4,146,224)	984,419	(1,997,873)	2,783,516

NON-INTEREST EXPENSES
Salaries and employee benefits	2,736,723	2,668,866	8,503,992	8,487,776
Occupancy	630,544	553,075	1,734,540	1,594,913
Depreciation	228,583	214,231	676,657	612,572
Professional services	335,623	302,437	1,034,023	888,585
Data processing	383,011	358,183	1,175,790	1,119,805
Deposit insurance premium	331,735	105,436	1,486,239	186,478
Advertising and promotions	128,613	156,828	309,669	375,299
Director compensation	224,709	224,867	673,564	634,096
Other	518,032	567,601	1,767,573	1,799,341

Total non-interest expenses	5,517,573	5,151,524	17,362,047	15,698,865

(LOSS) INCOME BEFORE INCOME TAXES	(11,065,273)	3,254,538	(9,101,890)	8,181,800

(BENEFIT) PROVISION FOR INCOME TAXES	(4,089,152)	876,629	(3,900,369)	2,138,847

NET (LOSS) INCOME	$(6,976,121)	$2,377,909	$(5,201,521)	$6,042,953

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.36)	$0.11	$(0.26)	$0.27
DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.36)	$0.10	$(0.26)	$0.26

BASIC AVERAGE COMMON SHARES OUTSTANDING:	19,635,808	21,855,861	19,963,132	22,112,239
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	19,635,808	22,668,249	19,963,132	22,908,703
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	Income	Equity
BALANCE—JANUARY 1, 2009	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

Comprehensive loss:
Net loss	—	—	—	—	—	(5,201,521)	—	(5,201,521)
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $912,294	—	—	—	—	—	—	1,770,924	1,770,924
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $13,647	—	—	—	—	—	—	26,490	26,490

Comprehensive loss								(3,404,107)

Treasury stock purchased (1,702,013 shares)	—	—	—	(12,704,620)	—	—	—	(12,704,620)
Cash dividends declared, ($0.15 per share)	—	—	—	—	—	(3,034,474)	—	(3,034,474)
Exercise of stock options	—	—	(16,520)	67,137	—	—	—	50,617
Excess tax liability on stock-based compensation	—	—	(57,690)	—	—	—	—	(57,690)
Stock options expense	—	—	665,202	—	—	—	—	665,202
Common stock released from benefit plans	—	—	(175,790)	—	2,146,155	—	—	1,970,365
Common stock acquired by benefit plans	—	—	—	—	(43,164)	—	—	(43,164)

BALANCE— SEPTEMBER 30, 2009	24,460,240	$244,602	$201,793,667	$(23,162,583)	$(19,820,105)	$57,771,143	$4,715,990	$221,542,714

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2008	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	—	—	—	—	—	6,042,953	—	6,042,953
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $241,996	—	—	—	—	—	—	(469,751)	(469,751)
Amortization of unrecognized deferred costs on SERP, net of tax expense of $31,091	—	—	—	—	—	—	60,353	60,353

Comprehensive income								5,633,555

Cash dividends declared, ($0.15 per share)	—	—	—	—	—	(3,386,147)	—	(3,386,147)
Treasury stock purchased (525,442 shares)	—	—	—	(5,069,641)	—	—	—	(5,069,641)
Excess tax benefit on stock-based compensation	—	—	50,474	—	—	—	—	50,474
Stock options expense	—	—	638,335	—	—	—	—	638,335
Common stock released from benefit plans	—	—	(31,529)	—	1,847,406	—	—	1,815,877
Common stock acquired by benefit plans	—	—	—	—	(5,394,254)	—	—	(5,394,254)

BALANCE— SEPTEMBER 30, 2008	24,460,240	$244,602	$201,291,747	$(5,174,638)	$(22,540,981)	$71,017,326	$(634,797)	$244,203,259

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
OPERATING ACTIVITIES:
Net (loss) income	$(5,201,521)	$6,042,953
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	12,324,090	1,035,360
Depreciation	676,657	612,572
Stock-based compensation expense	2,390,896	2,446,412
Net loss on real estate owned	4,983,805	—
Net gain on sale of investments and mortgage-backed securities	(5,102)	(146,375)
Impairment charge on investment securities	—	330,527
Deferred income tax benefit	(3,717,579)	(647,315)
Amortization of:
Deferred loan fees	(914,230)	(653,811)
Premiums and discounts, net	(170,249)	(43,479)
Income from bank owned life insurance	(1,353,479)	(1,436,381)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	314,885	(376,914)
Prepaid expenses and other assets	(3,459,697)	699,207
Accrued interest payable	2,036,744	1,301,152
Accounts payable and accrued expenses	1,729,765	345,769

Net cash provided by operating activities	9,634,985	9,509,677

INVESTING ACTIVITIES:
Principal collected on loans	101,476,923	149,395,643
Disbursements for loans	(145,312,378)	(193,771,665)
Purchases of:
Mortgage-backed securities held to maturity	(9,972,266)	(44,779,804)
Mortgage-backed securities available for sale	(20,732,549)	(52,261,898)
Investments available for sale	(37,557,039)	(29,689,384)
Federal Home Loan Bank stock	—	(4,876,400)
Property and equipment	(256,579)	(902,634)
Additions to real estate owned, net	(1,159,940)	(545,328)
Proceeds from:
Sales and maturities of mortgage-backed securities available for sale	2,955,058	10,043,930
Sales and maturities of investments available for sale	30,999,102	48,771,425
Principal repayments of mortgage-backed securities held to maturity	19,649,063	6,348,995
Principal repayments of mortgage-backed securities available for sale	33,971,342	16,908,923
Redemption of Federal Home Loan Bank stock	—	1,596,800
Sales of real estate owned	648,802	—

Net cash used in investing activities	(25,290,461)	(93,761,397)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	100,539,191	38,497,334
Net increase (decrease) in certificate accounts	52,195,328	(16,841,257)
Net increase in other borrowed money	4,723,016	2,954,143
Advances from Federal Home Loan Bank	30,935,000	573,415,000
Repayments of advances from Federal Home Loan Bank	(135,231,390)	(510,929,305)
Net decrease in advances from borrowers for taxes and insurance	(2,453,622)	(2,057,296)
Proceeds from exercise of stock options	50,617	—
Excess tax (liability) benefit from stock-based compensation	(57,690)	50,474
Acquisition of stock for benefit plans	—	(5,356,588)
Purchase of treasury stock	(12,704,620)	(5,069,641)
Payment of cash dividend	(3,034,474)	(3,386,147)

Net cash provided by financing activities	34,961,356	71,276,717

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,305,880	(12,975,003)

CASH AND CASH EQUIVALENTS—Beginning of period	31,863,344	68,055,461

CASH AND CASH EQUIVALENTS—End of period	$51,169,224	$55,080,458

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30,
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$15,692,295	$18,790,459
Income taxes	$750,000	$2,475,000
Non-cash transfer of loans to real estate owned	$20,914,058	$—
Acquisition of stock for deferred compensation plans trust	$43,164	$37,666
Release of stock from deferred compensation plans trust	$244,671	$7,800
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Financial Statement Presentation— Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed in 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co., American Street Lofts LLC, and 1210 Chestnut Realty LLC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Bank’s executive offices are in Jenkintown, Pennsylvania, with 12 other branches and seven limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. The principal business of American Street Lofts LLC and 1210 Chestnut Realty LLC is to own and manage certain properties that were acquired as real estate owned. Keswick Services II, and its wholly owned subsidiaries, and Abington Corp. are currently inactive subsidiaries.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009, or any other period.

The Company follows accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification” or the “ASC”). The FASB established the Codification as the source of authoritative accounting principles effective for interim and annual periods ending on or after September 15, 2009. Prior FASB standards are no longer being issued by the FASB. The Company adopted the Codification as of September 30, 2009. The adoption did not have an impact on our financial position or results of operations.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2009. In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through November 6, 2009, the date these financial statements were issued.

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

Other-Than-Temporary Impairment of Securities—Securities, including Federal Home Loan Bank stock, are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charge was recognized during the three or nine months ended September 30, 2009. An impairment charge of approximately $331,000 was recognized during the three and nine months ended September 30, 2008.

Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. Management’s evaluation of these factors is done separately for each type of loan.

The allowance consists of specific allowances for impaired loans, a general allowance on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. The allowance on impaired loans is established for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. The general valuation allowance on classified loans which are not impaired relates to loans that are classified as either doubtful, substandard or special mention. Such classifications are based on identified weaknesses that increase the credit risk of the loan. The general allowance on non-classified loans is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This allowance is based on historical loss experience adjusted for qualitative factors including the current economic environment.

The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. The determination of fair value for the collateral underlying a loan is more fully described in Note 8. Impairment losses are included in the provision for loan losses.

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

The components of other comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net unrealized gain (loss) on securities arising during the period, net of tax	$1,381,656	$(461,515)	$1,774,291	$(591,291)
Plus: reclassification adjustment for net (gain) loss included in net income, net of tax	(3,367)	—	(3,367)	121,540

Net unrealized gain (loss) on securities, net of tax	$1,378,289	$(461,515)	$1,770,924	$(469,751)

Amortization of deferred costs on supplemental retirement plan, net of tax	8,829	20,118	26,490	60,353

Total other comprehensive income (loss), net of tax	$1,387,118	$(441,397)	$1,797,414	$(409,398)

The components of accumulated other comprehensive income are as follows:

	September 30,	December 31,
	2009	2008
Net unrealized gain on securities	$4,786,241	$3,015,317
Unrecognized deferred costs of supplemental retirment plan	(70,251)	(96,741)

Total accumulated other comprehensive income	$4,715,990	$2,918,576

Share-Based Compensation—The Company accounts for its share-based compensation awards in accordance with the stock compensation topic of the ASC. Under ASC Topic 718, Compensation – Stock Compensation (“ASC 718”), the Company recognizes the cost of employee services received in share-based payment transactions and measures the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.

At September 30, 2009, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 6.

The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 6. Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. Due to the net loss recognized for the three and nine months ended September 30, 2009, the inclusion of any CSEs would decrease the amount of net loss per share for the periods and be antidilutive. Consequently, basic and diluted weighted average shares outstanding are equal for the three and nine months ended September 30, 2009. For both the three and nine months ended September 30, 2009, there were 2,198,920 antidilutive CSEs. For the three and nine months ended September 30, 2008, there were 1,252,240 and 109,740 antidilutive CSEs, respectively. (Loss) earnings per share were calculated as follows:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(6,976,121)	$(6,976,121)	$2,377,909	$2,377,909

Weighted average shares outstanding	19,635,808	19,635,808	21,855,861	21,855,861
Effect of common stock equivalents	—	—	—	812,388

Adjusted weighted average shares used in earnings per share computation	19,635,808	19,635,808	21,855,861	22,668,249

(Loss) earnings per share	$(0.36)	$(0.36)	$0.11	$0.10

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
Net (loss) income	$(5,201,521)	$(5,201,521)	$6,042,953	$6,042,953

Weighted average shares outstanding	19,963,132	19,963,132	22,112,239	22,112,239
Effect of common stock equivalents	—	—	—	796,464

Adjusted weighted average shares used in earnings per share computation	19,963,132	19,963,132	22,112,239	22,908,703

(Loss) earnings per share	$(0.26)	$(0.26)	$0.27	$0.26

Recent Accounting Pronouncements—In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement is not yet included in the codification, but will impact ASC 860, Transfers and Servicing. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is continuing to evaluate the impact that this pronouncement will have on our consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement is not yet included in the codification, but will impact ASC 810, Consolidation. This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is continuing to evaluate the impact that this pronouncement will have on our consolidated financial position and results of operations.

In August 2009, the FASB issues Accounting Standards Update (“ASU”) 2009-05, Fair Value Measurements and Disclosures, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. It also requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. This guidance is effective beginning October 1, 2009. The Company does not expect that the guidance will have a significant impact on our financial position or results of operations.

Reclassifications—Certain items in the 2008 consolidated financial statements have been reclassified to conform to the presentation in the 2009 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.
2.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Municipal bonds	$20,387,484	$1,184,291	$—	$21,571,775

Total debt securities	$20,387,484	$1,184,291	$—	$21,571,775

	Available for Sale
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Agency bonds	$48,447,420	$994,713	$(6,740)	$49,435,393
Corporate bonds and commercial paper	1,995,903	4,527	—	2,000,430
Municipal bonds	21,248,245	1,004,771	—	22,253,016
Certificates of deposit	99,000	—	—	99,000

Total debt securities	71,790,568	2,004,011	(6,740)	73,787,839

Equity securities:
Common stock	10	2	—	12
Mutual funds	2,556,204	1,624	—	2,557,828

Total equity securities	2,556,214	1,626		2,557,840

Total	$74,346,782	$2,005,637	$(6,740)	$76,345,679

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Municipal bonds	$20,389,106	$300,162	$(98,773)	$20,590,495

Total debt securities	$20,389,106	$300,162	$(98,773)	$20,590,495

	Available for Sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Agency bonds	$41,962,148	$1,159,700	$—	$43,121,848
Corporate bonds and commercial paper	1,979,499	—	(97,319)	1,882,180
Municipal bonds	21,073,983	479,220	(250)	21,552,953
Certificates of deposit	288,000	—	—	288,000

Total debt securities	65,303,630	1,638,920	(97,569)	66,844,981

Equity securities:
Common stock	10	—	(4)	6
Mutual funds	2,478,518	—	—	2,478,518

Total equity securities	2,478,528	—	(4)	2,478,524

Total	$67,782,158	$1,638,920	$(97,573)	$69,323,505

During the three months ended September 30, 2009, a gross gain of approximately $5,000 was recognized on the sale of one municipal bond. Proceeds from this sale were approximately $305,000. There were no other sales of debt or equity securities during the nine months ended September 30, 2009. There were no sales of debt or equity securities during the three months ended September 30, 2008. During the nine months ended September 30, 2008, a gross gain of approximately $74,000 was recognized on the sale of certain agency bonds. Proceeds from these sales were approximately $4.1 million.

No impairment charge was recognized on investment securities during the three or nine months ended September 30, 2009. Additionally, no impairment charge was recognized during the three months ended September 30, 2008. An impairment charge of approximately $331,000 was recognized during the nine months ended September 30, 2008. The impairment charge was taken to write-down the book value of our investment in a mortgage-backed security based mutual fund based on our determination during the second quarter of 2008 that the investment was other-than-temporarily impaired.

All municipal bonds included in debt securities are bank-qualified municipal bonds.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the parties may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,379,842	$3,396,906	$—	$—
Due after one year through five years	53,679,386	55,105,727	—	—
Due after five years through ten years	14,731,340	15,285,206	7,624,172	8,075,995
Due after ten years	—	—	12,763,312	13,495,780

Total	$71,790,568	$73,787,839	$20,387,484	$21,571,775

The table below sets forth investment securities which had an unrealized loss position as of September 30, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale:
Agency bonds	$(6,740)	$1,991,260	$—	$—

Total securities available for sale	(6,740)	1,991,260	—	—

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held to maturity:
Municipal bonds	$(76,549)	$2,406,781	$(22,224)	$355,946

Total securities held to maturity	(76,549)	2,406,781	(22,224)	355,946

Securities available for sale:
Corporate bonds and commercial paper	$(31,898)	$950,540	$(65,421)	$931,640
Municipal bonds	(250)	506,658	—	—
Equity securities	(4)	6	—	—

Total securities available for sale	(32,152)	1,457,204	(65,421)	931,640

Total	$(108,701)	$3,863,985	$(87,645)	$1,287,586

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2009, no investment securities were in a gross unrealized loss position for 12 months or longer. Investment securities in a gross unrealized loss position for less than 12 months at September 30, 2009, consisted of one security having an aggregate depreciation of 0.3% from the Company’s amortized cost basis. Management has concluded that, as of September 30, 2009, the unrealized loss above was temporary in nature. The unrealized loss on this debt security is not related to the underlying credit quality of the issuers, and it is on a security that has a contractual maturity date. The principal and interest payments on this debt security have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the security. The unrealized loss above is primarily related to market interest rates and the current market environment. The current decline in market value is not significant, and management of the Company believes that this value will recover as market interest rates move and the current market environment improves. The Company does not currently have plans to sell this security, nor does it anticipate that it will be required to sell this security prior to a recovery of its cost basis.

3. MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$10,988,903	$559,753	$—	$11,548,656
FNMA pass-through certificates	29,577,944	1,319,169	—	30,897,113
FHLMC pass-through certificates	14,079,852	517,398	—	14,597,250
Collateralized mortgage obligations	18,697,826	66,789	(807,607)	17,957,008

Total	$73,344,525	$2,463,109	$(807,607)	$75,000,027

	Available for sale
	September 30, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$2,590	$334	$—	$2,924
FNMA pass-through certificates	48,643,296	2,316,991	—	50,960,287
FHLMC pass-through certificates	53,687,955	2,540,254	(6,185)	56,222,024
Collateralized mortgage obligations	30,315,526	482,120	(80,530)	30,717,116

Total	$132,649,367	$5,339,699	$(86,715)	$137,902,351

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$19,780,669	$—	$—	$19,780,669
FNMA pass-through certificates	35,800,959	917,098	(58,079)	36,659,978
FHLMC pass-through certificates	16,613,987	299,956	—	16,913,943
Collateralized mortgage obligations	10,897,449	—	(2,549,124)	8,348,325

Total	$83,093,064	$1,217,054	$(2,607,203)	$81,702,915

	Available for sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$2,948	$308	$—	$3,256
FNMA pass-through certificates	60,266,060	1,217,941	(2,037)	61,481,964
FHLMC pass-through certificates	73,505,894	1,733,749	(75,063)	75,164,580
Collateralized mortgage obligations	14,826,288	185,637	(33,218)	14,978,707

Total	$148,601,190	$3,137,635	$(110,318)	$151,628,507

There were no sales of mortgage-backed securities during the three and nine months ended September 30, 2009. Additionally, there were no sales of mortgage-backed securities during the three months ended September 30, 2008. During the nine months ended September 30, 2008, a gross gain of approximately $100,000 and a gross loss of approximately $28,000 were recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $5.1 million.
No impairment charge was recognized on mortgage-backed securities during the three or nine months ended September 30, 2009 or 2008.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA and the FHLMC as well as certain AAA rated private issuers. At September 30, 2009 and December 31, 2008, respectively, $18.7 million and $10.9 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of September 30, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held to maturity:
Collateralized mortgage obligations	$—	$—	$(807,607)	$8,146,294

Total securities held to maturity	—	—	(807,607)	8,146,294

Securities available for sale:
FHLMC pass-through certificates	—	—	(6,185)	1,434,770
Collateralized mortgage obligations	(80,530)	10,968,690	—	—

Total securities available for sale	(80,530)	10,968,690	(6,185)	1,434,770

Total	$(80,530)	$10,968,690	$(813,792)	$9,581,064

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held to maturity:
FNMA pass-through certificates	$—	$—	$(58,079)	$7,746,498
Collateralized mortgage obligations	(415,128)	522,693	(2,133,996)	7,825,632

Total securities held to maturity	(415,128)	522,693	(2,192,075)	15,572,130

Securities available for sale:
FNMA pass-through certificates	(2,037)	1,859,605	—	—
FHLMC pass-through certificates	(15,846)	5,655,458	(59,217)	3,292,856
Collateralized mortgage obligations	(25,031)	2,855,731	(8,187)	137,235

Total securities available for sale	(42,914)	10,370,794	(67,404)	3,430,091

Total	$(458,042)	$10,893,487	$(2,259,479)	$19,002,221

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2009, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of four securities having an aggregate depreciation of 7.8% from the Company’s amortized cost basis. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at September 30, 2009, consisted of two securities having an aggregate depreciation of 0.7% from the Company’s amortized cost basis. Management has concluded that, as of September 30, 2009, the unrealized losses above were temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio. The losses are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company does not currently have plans to sell these securities, nor does it anticipate that it will be required to sell these securities prior to a recovery of their cost basis.

4.	LOANS RECEIVABLE — NET

Loans receivable consist of the following:

	September 30, 2009	December 31, 2008
One-to four-family residential	$438,987,710	$452,922,968
Multi-family residential and commercial	130,577,248	102,088,507
Construction	213,236,750	219,542,552
Home equity lines of credit	35,485,053	27,119,068
Commercial business loans	23,714,382	18,966,744
Consumer non-real estate loans	2,489,707	2,811,075

Total loans	844,490,850	823,450,914

Less:
Construction loans in process	(57,209,422)	(54,797,754)
Deferred loan fees, net	(415,762)	(504,024)
Allowance for loan losses	(18,801,777)	(11,596,784)

Loans receivable—net	$768,063,889	$756,552,352

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Balance—beginning of year	$11,596,784	$1,811,121
Provision for loan losses	12,324,090	9,759,936
Charge-offs	(5,265,747)	(63,788)
Recoveries	146,650	89,515

(Charge-offs)/recoveries—net	(5,119,097)	25,727

Balance—end of period	$18,801,777	$11,596,784

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio, including an evaluation of impaired loans, that considers a number of factors such as past loan loss experience, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. Management’s evaluation of these factors is done separately for each type of loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. The determination of fair value for the collateral underlying a loan is more fully described in Note 8. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.

As of September 30, 2009 and December 31, 2008, the recorded investment in loans that were considered to be impaired was as follows.

	September 30,	December 31,
	2009	2008
Impaired collateral-dependent loans with a valuation allowance	$27,029,861	$22,439,654
Impaired collateral-dependent loans with no valuation allowance	4,946,948	751,727

Total Impaired collateral-dependent loans	$31,976,809	$23,191,381

Average impaired loan balance	$25,807,171	$11,948,700

Valuation allowance on impaired loans	$15,216,299	$7,455,469

Interest income recognized on impaired loans	$—	$278,550
Our loan portfolio at September 30, 2009 included an aggregate of $32.0 million of impaired loans compared to $23.2 million of impaired loans at December 31, 2008. The increase was due primarily to the classification of five construction loans (which includes land acquisition and development loans) as impaired during the first nine months of 2009 with an aggregate outstanding balance of $24.5 million at September 30, 2009. At September 30, 2009, $11.6 million of our allowance for loan losses was allocated to these loans. The most significant of these additions were related to the Company’s participation interests in three shared national credit loans described below.

The first of the shared national credit loans is a working capital credit facility to a national residential developer. The Company has a 4.2% participation interest in this loan with a carrying value of $8.3 million as of September 30, 2009. While all payments on this loan have been made to the Company as scheduled since the loan’s origination, the borrower is under severe financial pressure, does not have adequate cash flow to service its outstanding obligations and has filed for Chapter 11 bankruptcy protection. Based on a review of the current status of the borrower, the loan is deemed to be impaired and has been placed on non-accrual status at September 30, 2009. During the quarter ended September 30, 2009, $6.6 million of our provision for loan losses was allocated to this loan. The Company understands that the borrower has recently entered into a non-binding letter of intent to sell substantially all of its assets to a third party. While no assurance can be given that the borrower will be successful in entering into such a sale transaction, if the borrower does enter into a binding agreement on terms that are similar to those in the letter of intent, the Company may recover some of the losses announced herein in future periods.

The second shared national credit loan is a real estate acquisition, construction and development loan for a planned unit development. The Company has an 11.8% participation interest in this loan with a carrying value of $3.9 million as of September 30, 2009. This loan, which is not related to or affiliated with the first shared national credit previously described herein, was placed on non-accrual status and deemed impaired by the Company in June 2009. As previously announced, an additional provision for loan losses of approximately $947,000 with respect to this loan was recognized during the quarter ended September 30, 2009, and as of September 30, 2009, a total of $2.1 million of our allowance for loan losses has been allocated to this loan.

A third shared national credit loan was also made to a residential development that is affiliated with the residential developer which is the borrower in the first impaired shared national credit loan described above. This loan, which has an outstanding balance to the Company of $4.7 million at September 30, 2009, was also determined to be impaired during the quarter and was placed on non-accrual status at September 30, 2009, however, we believe that we have sufficient collateral securing this loan and no provision for loan losses were made with respect to this loan during the quarter ended September 30, 2009.

Substantially offsetting these additions were three construction loans with an aggregate outstanding balance of $15.1 million at December 31, 2008 that were transferred to real estate owned (“REO”) during the first quarter of 2009. These three loans were for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. At September 30, 2009, the high rise property had a carrying value of $8.4 million after an expense of $3.9 million was recognized during the third quarter of 2009 to write-down the value of the property to reflect a newly received, updated appraisal as well as the sales price indicated in a letter of intent to sell the property. Three additional construction loans (which includes land acquisition and development loans) with an aggregate outstanding balance of $10.2 million at December 31, 2008 were also transferred to REO during the first nine months of 2009, however, these loans were not classified as impaired at December 31, 2008. After write-downs on each of these three REO properties, the three properties had an aggregate outstanding balance of $8.6 million at September 30, 2009.

Non-accrual loans at September 30, 2009 and December 31, 2008, amounted to approximately $32.0 million and $23.2 million, respectively. At September 30, 2009, all of our impaired loans were on non-accrual status. Commercial loans and commercial real estate loans are placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Commercial loans are charged off when the loan is deemed uncollectible. Residential real estate loans are typically placed on non-accrual only when the loan is 120 days delinquent and not well secured and in the process of collection. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest. At September 30, 2009, we have $11.6 million of loans that are 90 days or more past due, but still accruing interest. This balance consists primarily of six loans included in our construction loan portfolio with an aggregate outstanding balance of $9.6 million at such date. For each of these loans we have either received payments or have had discussions with the borrower which lead us to believe that the loans will be brought current during the fourth quarter of 2009.

Interest payments on non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the nine months ended September 30, 2009 no cash basis interest income was recognized on non-accrual loans. For the nine months ended September 30, 2008, $279,000 in cash basis interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans for the nine months ended September 30, 2009 and 2008 was approximately $452,000 and $308,000, respectively.

Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at September 30, 2009 and December 31, 2008, amounted to approximately $43.6 million and $23.5 million, respectively. As was the case with our impaired loans, the increase in non-performing loans during the first nine months of 2009 was primarily due to the addition of the aforementioned shared national credit loans with an aggregate outstanding balance of $16.8 million at September 30,

2009. Also contributing to the increase was a growing number of delinquent loans, including certain, relatively large loans, primarily within our construction loan portfolio (which includes land acquisition and development loans). As of September 30, 2009, we had an aggregate of $42.3 million of non-performing construction loans, constituting 27.1% of our $156.0 million of total outstanding construction loans at such date. As of September 30, 2009, $17.4 million, or 92.5%, of our allowance for loan losses was allocated to construction loans. At September 30, 2009 and December 31, 2008, our non-performing loans amounted to 5.53% and 3.06% of loans receivable, respectively, and our allowance for loan losses amounted to 43.17% and 49.35% of non-performing loans, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accuring loans, accruing loans 90 days or more past due and real estate owned) at the date indicated. We did not have troubled debt restructurings at any of the dates indicated.

	September 30, 2009	June 30, 2009	December 31, 2008
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$239	$240	$—
Multi-family residential and commercial real estate	261	561	2,597
Construction	31,477	19,647	20,594
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total non-accruing loans	31,977	20,448	23,191

Accruing loans 90 days or more past due:
One- to four-family residential	633	748	311
Multi-family residential and commercial real estate	—	—	—
Construction	10,844	17,853	—
Commercial business	—	—	—
Home equity lines of credit	97	18	—
Consumer non-real estate	—	—	—

Total accruing loans 90 days or more past due	11,574	18,619	311

Total non-performing loans(1)	43,551	39,067	23,502

Real estate owned, net	18,181	18,083	1,740

Total non-performing assets	$61,732	$57,150	$25,242

Total non-performing loans as a percentage of loans	5.53%	5.04%	3.06%

Total non-performing loans as a percentage of total assets	3.55%	3.30%	1.98%

Total non-performing assets as a percentage of total assets	5.03%	4.83%	2.12%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at September 30, 2009.

			Type				Loan Classification
												Allowance
											Accruing	for Loan
											Loans 90	Losses
		Total		One- to							Days or	Allocated to
	No. of	Balance	Land	Four-	Multi-				Special		More Past	Construction
Range	Loans	Outstanding	Only	Family	Family	Commercial	Doubtful	Substandard	Mention	Non-Accrual(1)	Due	Loans
								(Dollars in Thousands)
Loans over $10.0 million	1	$17,487	$—	$—	$17,487	$—	$—	$—	$—	$—	$—	$—
Loans $5.0 million to $10.0 million	7	45,102	7,125	13,522	5,000	19,455	15,402	7,077	6,603	15,402	—	10,068
Loans $2.5 million to $5.0 million	13	47,004	6,965	26,573	—	13,466	7,461	4,708	24,500	12,169	—	5,984
Loans $1.0 million to $2.5 million	24	40,422	10,580	21,313	2,350	6,179	—	13,031	9,264	3,351	8,066	1,160
Loans under $1.0 million	20	6,012	555	3,203	1,905	349	—	1,539	785	555	2,778	188

Total construction loans	65	$156,027	$25,225	$64,611	$26,742	$39,449	$22,863	$26,355	$41,152	$31,477	$10,844	$17,400

(1)	Of the $31.5 million of non-accrual construction loans at September 30, 2009, $22.9 million are classified doubtful and $8.6 million are classified substandard.

5. DEFERRED INCOME TAXES
Items that gave rise to significant portions of the deferred tax balances are as follows:

	September 30,	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$6,392,604	$3,942,907
Deferred compensation	1,701,422	1,803,336
Write-down of impaired investments	295,526	295,526
Write-down of real estate owned	1,530,537	—
Property and equipment	—	112,131
Other assets	183,411	190,855

Total deferred tax assets	10,103,500	6,344,755

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(2,465,639)	(1,553,346)
Deferred loan fees	(342,278)	(320,621)
Property and equipment	(36,008)	—
Other liabilities	(11,834)	(14,685)

Total deferred tax liabilities	(2,855,759)	(1,888,652)

Net deferred tax asset	$7,247,741	$4,456,103

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
Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005, the ESOP acquired an aggregate of 914,112 shares of common stock for approximately $7.4 million, an average price of $8.06 per share. These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately

$10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At September 30, 2009, the ESOP held approximately 1.6 million unallocated shares of Company common stock with a fair value of $12.7 million and approximately 312,000 allocated shares with a fair value of $2.4 million. During the three-month periods ended September 30, 2009 and 2008, approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $195,000 and $234,000 in compensation expense, respectively. During the nine-month periods ended September 30, 2009 and 2008, approximately 72,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $584,000 and $711,000 in compensation expense, respectively.
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
In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. The Company made sufficient contributions to the 2007 Trust to fund the purchase of these shares. Pursuant to the terms of the plan, 517,200 shares acquired by the 2007 Trust were granted to certain officers, employees and directors of the Company in January 2008. Due to the forfeiture of shares by certain officers of the Company in addition to unawarded shares, 37,616 shares remain available for future grant. 2007 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2005 and 2007 RRP as of September 30, 2009 and 2008, and changes during the nine months ended September 30, 2009 and 2008 are presented below:

	Nine Months Ended September 30,
	2009		2008
		Weighted average		Weighted average
		grant date fair		grant date fair
	Number of shares	value	Number of shares	value
Nonvested at the beginning of the year	661,763	$8.72	274,874	$7.54
Granted	—	—	524,200	9.12
Vested	(181,311)	8.38	(89,971)	7.51
Forfeited	(2,400)	9.11	(42,700)	9

Nonvested at the end of the period	478,052	$8.84	666,403	$8.71

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and nine-month periods ended September 30, 2009, approximately 45,000 and 137,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $377,000 and $1.1 million in compensation expense, respectively. A tax benefit of approximately $139,000 and $331,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. During the three- and nine-month periods ended September 30, 2008, approximately 46,000 and 86,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $384,000 and $1.1 million in compensation expense, respectively. A tax benefit of approximately $181,000 and $423,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. As of September 30, 2009, approximately $3.5 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At September 30, 2009, the weighted average remaining lives of the RRP awards was approximately 2.8 years.
Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price not less than the fair market value of the common stock on the grant date. Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of September 30, 2009, a total of 1,082,304 shares of common stock were reserved for future issuance pursuant to the 2005 Option Plan, of which 22,684 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options will generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of September 30, 2009, a total of 1,302,990 shares of common stock were reserved for future issuance pursuant to the 2007 Option Plan, of which 163,690 shares remain available for grant.

A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of September 30, 2009 and 2008, and changes during the nine months ended September 30, 2009 and 2008 are presented below:

	Nine Months Ended September 30,
	2009		2008
		Weighted		Weighted
		average		average
	Number of shares	exercise price	Number of shares	exercise price
Outstanding at the beginning of the year	2,206,296	$8.48	1,135,180	$7.74
Granted	—	—	1,272,500	9.12
Exercised	(4,176)	7.51	—	—
Forfeited	(3,200)	9.11	(142,440)	8.69

Outstanding at the end of the period	2,198,920	$8.48	2,265,240	$8.19

Exercisable at the end of the period	1,015,860	$7.98	635,772	$7.59

The following table summarizes all stock options outstanding under the Option Plan as of September 30, 2009:

	Options Outstanding			Options Exercisable
			Weighted Average
		Weighted Average	Remaining		Weighted Average
Exercise Price	Number of Shares	Exercise Price	Contractual Life	Number of Shares	Exercise Price
	(in years)
$ 7.51	917,680	$7.51	5.8	734,144	$7.51
8.35	7,200	8.35	6.2	4,320	8.35
9.11	1,139,300	9.11	8.3	228,500	9.11
9.63	94,500	9.63	8.1	32,800	9.63
10.18	40,240	10.18	7.1	16,096	10.18

Total	2,198,920	$8.48	6.4	1,015,860	$7.98

Intrinsic value	$211,066			$168,853

No options were granted during the first nine months of 2009. The estimated fair value of options granted during the first nine months of 2008 was $2.14 per share. The fair value was estimated on the date of grant in accordance with ASC 718 using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

Dividend yield	1.88 - 1.97%
Expected volatility	23.25 - 23.67%
Risk-free interest rate	3.13 - 3.49%
Expected life of options	4 - 7 years
During the three and nine months ended September 30, 2009, approximately $220,000 and $665,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $23,000 and $68,000, respectively, was recognized during each of these periods with respect to the Option Plans. During the three and nine months ended September 30, 2008, approximately $221,000 and $638,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $62,000, respectively, was recognized during each of these periods with respect to the Option Plans. At September 30, 2009, approximately $2.1 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 2.2 years.
7.	COMMITMENTS AND CONTINGENCIES
The Bank had approximately $2.9 million in outstanding mortgage loan commitments at September 30, 2009. The commitments are expected to be funded within 90 days. All $2.9 million of the commitments are for fixed-rate loans with interest rates ranging from 5.25% to 5.875%. The Bank had approximately $2.1 million in outstanding mortgage loan commitments at December 31, 2008. None of the loans related to such commitments at September 30, 2009 and December 31, 2008 were being originated for resale. Also outstanding at September 30, 2009 and December 31, 2008, were unused lines of credit totaling approximately $84.6 million and $78.5 million, respectively.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At September 30, 2009 and December 31, 2008, the Bank had letters of credit outstanding of approximately $46.3 million and $48.9 million, respectively, of which $45.4 million and $47.4 million, respectively, were standby letters of credit. At September 30, 2009 and December 31, 2008, the uncollateralized portion of the letters of credit extended by the Bank was approximately $357,000 and $109,000, respectively. At September 30, 2009 December 31, 2008, all of the uncollateralized letters of credit were for standby letters of credit.
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
The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

In accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
In accordance with ASC 820, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820.

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2009 and December 31, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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
Loans Receivable—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for footnote disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for footnote disclosure purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of one- to four-family residential mortgage loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on our current pricing for loans with similar characteristics, adjusted for prepayment and credit loss estimates.

Impaired Loans— A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at September, 2009 and December 31, 2008, are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, we classify impaired loans as Level 3.

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

FHLB Stock—Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. FHLB stock is evaluated for impairment based on the ultimate recoverability of the par value of the security. We have evaluated our FHLB stock for impairment, and we have determined that the stock was not impaired at September 30, 2009.
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
Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for footnote disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.

Advances from Federal Home Loan Bank—Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of this debt for footnote disclosure purposes. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

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

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$76,345,679	$2,557,840	$73,787,839	$—
Mortgage-backed securities available for sale	137,902,351	—	137,902,351	—

Total	$214,248,030	$2,557,840	$211,690,190	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$69,323,505	$2,478,524	$66,844,981	$—
Mortgage-backed securities available for sale	151,628,507	—	151,628,507	—

Total	$220,952,012	$2,478,524	$218,473,488	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2009 and December 31, 2008:

	September 30, 2009
	Total	Level 1	Level 2	Level 3
Impaired loans	$11,813,562	$—	$—	$11,813,562
Real estate owned	18,180,990	—	—	18,180,990

Total	$29,994,552	$—	$—	$29,994,552

	December 31, 2008
	Total	Level 1	Level 2	Level 3
Impaired loans	$14,984,185	$—	$—	$14,984,185
Real estate owned	1,739,599	—	—	1,739,599

Total	$16,723,784	$—	$—	$16,723,784

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

	September 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Assets:
Cash and cash equivalents	$51,169	$51,169	$31,863	$31,863
Investment securities	96,733	97,917	89,713	89,914
Mortgage-backed securities	211,247	212,902	234,722	233,331
Loans receivable—net	768,064	757,839	756,552	784,239
FHLB stock	14,608	14,608	14,608	14,608
Accrued interest receivable	4,542	4,542	4,857	4,857

Liabilities:
Deposits	$817,685	$795,582	$664,950	$651,922
Advances from Federal
Home Loan Bank	152,755	159,259	257,051	264,048
Other borrowed money	22,333	22,333	17,610	17,610
Accrued interest payable	4,654	4,654	2,618	2,618
Off balance sheet financial instruments	—	—	—	—
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and December 31, 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009 and December 31, 2008 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
We recorded a net loss of $7.0 million for the quarter ended September 30, 2009, compared to net income of $2.4 million for the quarter ended September 30, 2008. Basic and diluted loss per share were both $0.36 for the third quarter of 2009 compared to basic and diluted earnings per share of $0.11 and $0.10, respectively, for the third quarter of 2008. We recorded a net loss of $5.2 million for the nine months ended September 30, 2009, compared to net income of $6.0 million for the nine months ended September 30, 2008. Basic and diluted loss per share were both $0.26 for the first nine months of 2009 compared to basic and diluted earnings per share of $0.27 and $0.26, respectively, for the first nine months of 2008.
The net losses for the quarter and the nine-month periods were due primarily to our provision for loan losses, which amounted to $8.8 million for the third quarter of 2009 and $12.3 million for the first nine months of 2009. Additionally, we recorded an expense of $4.5 million in the aggregate to write-down the value of certain properties held as real estate owned (“REO”) during the third quarter of 2009.
Net interest income was $7.4 million and $22.6 million for the three and nine months ended September 30, 2009, respectively, compared to $7.7 million and $22.1 million for the three and nine months ended September 30, 2008, respectively. The fluctuation in our net interest income period over period was due to lower interest income that was partially or fully offset by reductions in our interest expense. Our average interest rate spread decreased slightly to 2.34% for the three months ended September 30, 2009 from 2.37% for the three months ended September 30, 2008. Our average interest rate spread of 2.34% for the nine months ended September 30, 2009 represented an increase over an average interest rate spread of 2.17% for the nine months ended September 30, 2008. Our net interest margin decreased period-over-period to 2.71% and 2.76%, respectively, for the three-month and nine-month periods ended September 30, 2009 from 2.99% and 2.88%, respectively, for the three-month and nine-month periods ended September 30, 2008. The decreases in our net interest margin for both periods occurred primarily as a result of our deposit growth, which outpaced the growth in our interest-earning assets.
The increases in our provision for loan losses to $8.8 million in the quarter ended September 30, 2009 and $12.3 million for the nine months ended September 30, 2009 were due primarily to provisions with respect to the Company’s participation interest in certain shared national credit loans, as well as a growing number of delinquent loans, including certain relatively large loans, primarily within our construction loan portfolio (which includes land acquisition and development loans).
The Company’s total assets increased $37.7 million, or 3.2%, to $1.23 billion at September 30, 2009 compared to $1.19 billion at December 31, 2008. Our total deposits increased $152.7 million or 23.0% to $817.7 million at September 30, 2009 compared to $665.0 million at December 31, 2008 due to growth in both core deposits and certificate accounts. Our total stockholders’ equity decreased to $221.5 million at September 30, 2009 from $238.1 million at December 31, 2008 due primarily to the net losses incurred, as well as costs incurred for our stock repurchase programs during the first nine months of 2009.
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
The allowance consists of specific allowances for impaired loans, a general allowance, or in some cases a specific allowance, on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
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
We typically establish a general valuation allowance on classified loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by the Company include “doubtful,” “substandard” and “special mention.” For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data and cash flow projections, collateral evaluations, and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a target rate for the allowance percentage to be assigned to the loans within that category. The allowance percentage, which is refined based on the specific circumstances of each classified loan, is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions. These classified loans, in the aggregate, represent an above-average credit risk and it is expected that more of these loans will prove to be uncollectible compared to loans in the general portfolio.
We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we identify similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. For our commercial real estate and construction loan portfolios, a further analysis is made in which we segregated the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors for each type of loan are considered, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience. In prior periods, we have evaluated our loss experience using a time period of five years, to capture a full cycle of trends over the lives of our loans. Due to the significant downturn in economic and business conditions in recent periods, however, as well as our changing loss experience during that time, we placed a higher reliance on our recent loss history than on our prior loss history in determining our expectation of future losses. More specifically, we considered our loss history for the first six months of 2009 as the primary factor in analyzing our historical losses. This analysis resulted in our conclusion that there should be a significant increase in the historical loss factor with respect to our construction loan portfolio, while the loss factors ascribed to our other loan categories remained relatively consistent with our analyses in prior periods.
The allowance is adjusted for significant other factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors, many of which have been previously discussed, may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment.

While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, as has occurred during the past year, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. Historically, our estimates of the allowance for loan losses have approximated actual losses incurred. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.
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
In accordance with ASC 820, we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
In accordance with ASC 820, we base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in ASC 820. Fair value measurements for most of our assets are obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information. Substantially all of our financial instruments use either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. In certain cases, however, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about assumptions market participants would use in estimating the fair value of financial instruments.

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2009 and December 31, 2008, while we did not have any assets that were measured at fair value on a recurring basis using Level 3 measurements, we did have assets that were measured at fair value on a nonrecurring basis using Level 3 measurements. See Note 8 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.
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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
The Company’s total assets increased $37.7 million, or 3.2%, to $1.23 billion at September 30, 2009 compared to $1.19 billion at December 31, 2008. Our total cash and cash equivalents increased $19.3 million, largely as a result of $87.6 million in maturities, repayments and sales of investment and mortgage-backed securities outpacing $68.3 million in purchases of new investment and mortgage-backed securities. Purchases of $30.7 million of new collateralized mortgage obligations (“CMO’s”) offset $7.4 million in repayments on CMO’s and was the primary factor in a $23.5 million increase in the balance of our CMO’s during the first nine months of 2009. The balance of our total mortgage-backed securities decreased $23.5 million during the first nine months of 2009, however, as repayments, calls and maturities of all other types of mortgage-backed securities exceeded the amount of our purchases of new mortgage-backed securities during the period. The balance of our investment securities increased $7.0 million during the first nine months of 2009 due primarily to the purchase of $37.0 million in agency bonds offsetting $30.5 million in calls and maturities of agency bonds during the period. Our net loans receivable increased $11.5 million during the first nine months of 2009, even after the acquisition of collateral properties in settlement of certain loans resulted in a $16.4 million increase in the balance of our REO during the first nine months of 2009, $16.3 million of which occurred during the first six months of 2009. Our largest loan growth was in multi-family residential and commercial real estate loans, which increased $28.5 million during the first nine months of 2009. Our balance of home equity lines of credit and commercial business loans also increased $8.4 million and $4.7 million, respectively, during the first nine months of 2009. Our new loan originations were primarily funded by an increase in our deposits.
Our total deposits increased $152.7 million or 23.0% to $817.7 million at September 30, 2009 compared to $665.0 million at December 31, 2008. The increase during the first nine months of 2009 was due to growth in both core deposits and certificate accounts, although the largest increase was in our core deposits. During the first nine months of 2009, our savings and money market accounts grew $90.5 million, or 61.1%, and our checking accounts grew $10.0 million, or 9.5%, resulting in an increase to core deposits of $100.5 million, or 39.6%. Our certificate accounts also increased during the first nine months of 2009, growing $52.2 million or 12.7%. Advances from the FHLB decreased $104.3 million or 40.6% to $152.8 million at September 30, 2009 compared to $257.1 million at December 31, 2008. The repayment of a portion of our advances was based on a number of factors including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Our liquidity is discussed further in the next section, “Liquidity and Capital Resources”. Our other borrowed money, which is comprised of security repurchase agreements entered into with certain commercial checking account customers, increased $4.7 million or 26.8% to $22.3 million at September 30, 2009 compared to $17.6 million at December 31, 2008.
Our total stockholders’ equity decreased to $221.5 million at September 30, 2009 from $238.1 million at December 31, 2008. The decrease was due primarily to the net losses incurred, as well as costs incurred for our stock repurchase programs during the first nine months of 2009. Our retained earnings decreased by $8.2 million at September 30, 2009 compared to December 31, 2008 primarily as a result of our $5.2 million loss for the first nine months of 2009 combined with the payment of quarterly cash dividends in the amount of $3.0 million in the aggregate. During the first nine months of 2009, we repurchased approximately 1.7 million shares of the Company’s common stock for an aggregate cost of approximately $12.7 million as part of our stock repurchase plans and our recognition and retention plans. Our decisions to repurchase our common stock were based on determinations by management and the Board of Directors that the current trading price of our stock, which remains below book value, provided an opportunity to utilize our current capital to repurchase shares in a manner intended to positively affect shareholder value. Our flexibility to undertake such a strategy is the result of our strong overall capital position. Even after the impact of our quarterly loss, the Bank’s regulatory capital levels far exceed requirements for well capitalized institutions (see chart in next section, “Liquidity and Capital Resources”).
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2009, our cash and cash equivalents amounted to $51.2 million. In addition, at that date we had $3.4 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $214.2 million at September 30, 2009.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2009, we had certificates of deposit maturing within the next 12 months of $355.7 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the Federal Home Loan Bank as collateral for such advances. During the first nine months of 2009, we significantly reduced our outstanding balance of advances from the FHLB with the intention of increasing our borrowing capacity without increasing our collateral requirements at the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.
Our total stockholders’ equity amounted to $221.5 million at September 30, 2009 compared to total stockholders’ equity of $238.1 million at December 31, 2008. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank.
The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	September 30,	December 31,	Regulatory	To Be Well
	2009	2008	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	13.57%	14.20%	4.00%	5.00%
Tier 1 risk-based capital ratio	20.27	22.06	4.00	6.00
Total risk-based capital ratio	21.54	23.32	8.00	10.00

SHARE-BASED COMPENSATION
The Company accounts for its share-based compensation awards in accordance with the stock compensation topic of the ASC. Under ASC 718, the Company recognizes the cost of employee services received in share-based payment transactions and measures the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
At September 30, 2009, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.
The Company also has an employee stock ownership plan (“ESOP”). See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the unaudited consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2009 and December 31, 2008, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan documents. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2009 and December 31, 2008, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank is obligated, amounted to approximately $144.7 million and $135.4 million, respectively.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most of the Bank’s letters of credit expire within one year. At September 30, 2009 and December 31, 2008, the Bank had letters of credit outstanding of approximately $46.3 million and $48.9 million, respectively, of which $45.4 million and $47.4 million, respectively, were standby letters of credit. At September 30, 2009 and December 31, 2008, the uncollateralized portion of the letters of credit extended by the Bank was approximately $357,000 and $109,000, respectively. At September 30, 2009 and December 31, 2008, all of the uncollateralized letters of credit were for standby letters of credit.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2009, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2009.

		Amount of Commitment Expiration - Per Period
			After One	After Three
	Total Amounts	To	to Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$46,263	$20,672	$10,402	$15,189	$—
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	2,893	2,893	—	—	—
Unused portion of home equity lines of credit	27,893	—	—	—	27,893
Unused portion of commercial lines of credit	56,710	56,710	—	—	—
Undisbursed portion of construction loans in process	57,209	9,502	47,707	—	—

Total commitments	$191,153	$89,777	$58,109	$15,189	$28,078

The following table summarizes our contractual cash obligations at September 30, 2009. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One	After Three
		To	to Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$463,519	$355,701	$49,515	$26,969	$31,334

FHLB advances	152,755	30,686	30,288	56,538	35,243
Repurchase agreements	22,333	22,333	—	—	—

Total debt	175,088	53,019	30,288	56,538	35,243

Operating lease obligations	6,528	872	1,656	1,234	2,766

Total contractual obligations	$645,135	$409,592	$81,459	$84,741	$69,343

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
General. We recorded a net loss of $7.0 million for the quarter ended September 30, 2009, compared to net income of $2.4 million for the quarter ended September 30, 2008. Basic and diluted loss per share were both $0.36 for the third quarter of 2009 compared to basic and diluted earnings per share of $0.11 and $0.10, respectively, for the third quarter of 2008. The net loss for the quarter was due primarily to our provision for loan losses, which amounted to $8.8 million for the third quarter of 2009, as well as an expense of $4.5 million in the aggregate to write-down the value of certain properties held as REO during the third quarter of 2009. Net interest income was $7.4 million for the three months ended September 30, 2009 compared to $7.7 million for the third quarter of 2008. Our average interest rate spread decreased slightly to 2.34% for the three-month period ended September 30, 2009 from 2.37% for the three-month period ended September 30, 2008. Our net interest margin decreased to 2.71% for the three months ended September 30, 2009 from 2.99% for the three months ended September 30, 2008. The decrease in our net interest margin occurred primarily as a result of our deposit growth, which outpaced the growth in our interest-earning assets.
Interest Income. Our total interest income for the three months ended September 30, 2009 decreased $990,000 or 7.1% over the comparable 2008 period to $13.0 million. The decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $56.5 million or 5.5% to $1.09 billion for the third quarter of 2009 from $1.03 billion for the third quarter of 2008. The increase was driven by a $59.7 million increase in the average balance of our loans receivable. Additionally, the average balance of our mortgage-backed securities and other interest-earning assets increased $9.5 million and $2.1 million, respectively, quarter-over-quarter, while the average balance of our investment securities decreased $14.8 million, quarter-over-quarter. The average yield earned on our total interest-earning assets decreased 65 basis points to 4.77% for the third quarter of 2009 from 5.42% for the third quarter of 2008. The average yield decreased quarter-over-quarter for each category of interest-earning assets, including a 120 basis point decrease in the average yield on investment securities and a 223 basis point decrease in the average yield on other interest-earning assets. The decreases in the average yield earned on our interest-earning assets primarily reflects the current interest rate environment, and the actions of the Federal Reserve Board’s Open Market Committee in significantly cutting the federal funds rate throughout 2008 and maintaining a rate of near zero through the first nine months of 2009.

Interest Expense. Our total interest expense for the three months ended September 30, 2009 decreased $660,000 or 10.5% from the comparable 2008 period to $5.6 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities more than offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 62 basis points to 2.43% for the third quarter of 2009 from 3.05% for the third quarter of 2008. The average rate we paid on our total deposits decreased 56 basis points quarter-over-quarter, driven by a 53 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $155.1 million or 26.2% to $746.2 million for the third quarter of 2009 from $591.2 million for the third quarter of 2008 due primarily to growth in our core deposits. The average balance of our core deposits increased $100.7 million or 53.2% to $290.0 million for the third quarter of 2009 from $189.3 million for the third quarter of 2008. Although the average rate we paid on our advances from the FHLB increased 25 basis points for the third quarter of 2009 compared to the third quarter of 2008, this increase was more than offset by a decrease in the average balance of those advances of $57.9 million or 27.5% quarter-over-quarter. The average rate of our FHLB advances increased in the 2009 period due to a higher utilization of overnight advances during the 2008 period, on which we paid an interest rate substantially below the average rate paid on our other, longer-term advances from the FHLB. The average rate we paid on our other borrowing decreased 138 basis points quarter-over-quarter, offsetting an increase of $5.3 million in the average balance of our other borrowings over the same period.

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

	Three Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$87,501	$728	3.33%	$102,286	$1,158	4.53%
Mortgage-backed securities	206,596	2,410	4.67	197,102	2,375	4.82
Loans receivable(2)	758,773	9,873	5.20	699,101	10,267	5.87
Other interest-earning assets	38,226	6	0.06	36,102	207	2.29

Total interest-earning assets	1,091,096	13,017	4.77	1,034,591	14,007	5.42

Cash and non-interest bearing balances	22,432			22,782
Other non-interest-earning assets	94,427			70,247

Total assets	$1,207,955			$1,127,620

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$212,983	632	1.19	$125,169	518	1.66
Checking accounts	76,994	12	0.06	64,096	5	0.03
Certificate accounts	456,240	3,157	2.77	401,901	3,320	3.30

Total deposits	746,217	3,801	2.04	591,166	3,843	2.60
FHLB advances	152,806	1,795	4.70	210,680	2,342	4.45
Other borrowings	26,961	20	0.30	21,705	91	1.68

Total interest-bearing liabilities	925,984	5,616	2.43	823,551	6,276	3.05

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	44,057			43,111
Real estate tax escrow accounts	2,843			3,085
Other liabilities	8,337			11,310

Total liabilities	981,221			881,057
Stockholders’ equity	226,734			246,563

Total liabilities and stockholders’ equity	$1,207,955			$1,127,620

Net interest-earning assets	$165,112			$211,040

Net interest income; average interest rate spread		$7,401	2.34%		$7,731	2.37%

Net interest margin(3)			2.71%			2.99%

(1)	Investment securities for the 2009 period include 135 tax-exempt municipal bonds with an aggregate average balance of $42.0 million and an average yield of 3.9%. Investment securities for the 2008 period include 126 tax-exempt municipal bonds with an aggregate average balance of $38.6 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $8.8 million during the third quarter of 2009 compared to a provision of $309,000 for the third quarter of 2008. The increase in our provision for loan losses in the quarter ended September 30, 2009 was due primarily to provisions with respect to the Company’s participation interests in certain shared national credit loans described below.
The first of the shared national credit loans is a working capital credit facility to a national residential developer. The Company has a 4.2% participation interest in this loan with a carrying value of $8.3 million as of September 30, 2009. While all payments on this loan have been made to the Company as scheduled since the loan’s origination, the borrower is under severe financial pressure, does not have adequate cash flow to service its outstanding obligations and has filed for Chapter 11 bankruptcy protection. Based on a review of the current status of the borrower, the loan is deemed to be impaired and has been placed on non-accrual status at September 30, 2009. During the quarter ended September 30, 2009, $6.6 million of our $8.8 million provision for loan losses was allocated to this loan. The Company understands that the borrower has recently entered into a non-binding letter of intent to sell substantially all of its assets to a third party. While no assurance can be given that the borrower will be successful in entering into such a sale transaction, if the borrower does enter into a binding agreement on terms that are similar to those in the letter of intent, the Company may recover some of the losses announced herein in future periods.
The second shared national credit loan is a real estate acquisition, construction and development loan for a planned unit development. The Company has an 11.8% participation interest in this loan with a carrying value of $3.9 million as of September 30, 2009. This loan, which is not related to or affiliated with the first shared national credit previously described herein, was placed on non-accrual status and deemed impaired by the Company in June 2009. As previously announced, an additional provision for loan losses of approximately $947,000 with respect to this loan was recognized during the quarter ended September 30, 2009, and as of September 30, 2009, a total of $2.1 million of our allowance for loan losses has been allocated to this loan.
A third shared national credit loan was also made to a residential development that is affiliated with the residential developer which is the borrower in the first impaired shared national credit loan described above. This loan, which has an outstanding balance to the Company of $4.7 million at September 30, 2009, was also determined to be impaired during the quarter and was placed on non-accrual status at September 30, 2009, however, we believe that we have sufficient collateral securing this loan and no provision for loan losses were made with respect to this loan during the quarter ended September 30, 2009.
Our loan portfolio at September 30, 2009 included an aggregate of $43.6 million of non-performing loans, defined as non-accruing loans and accruing loans 90 days or more past due, compared to $39.1 million of non-performing loans at June 30, 2009 and $23.5 million of non-performing loans at December 31, 2008. Although the number of our non-performing loans decreased during the third quarter of 2009, the balance of such non-performing loans increased due to the addition of the aforementioned shared national credit loans with an aggregate outstanding balance of approximately $13.0 million at September 30, 2009. During the third quarter, approximately, $10.2 million of our non-performing loans outstanding at June 30, 2009 were brought current, while an additional $5.0 million of non-performing loans were transferred to REO, however $2.6 million of loans became 90 days or more delinquent during the period. The increase in non-performing loans during the first nine months of 2009 has been due to a growing number of delinquent loans, including certain, relatively large loans, primarily within our construction loan portfolio (which includes land acquisition and development loans). Of the 27 non-performing loans that comprise the $43.6 million balance of non-performing loans at September 30, 2009, 19 of those loans, with an aggregate outstanding balance of $42.3 million, were construction loans. As of September 30, 2009, 27.1% of our $156.0 million of total outstanding construction loans were non-performing loans at such date. As of September 30, 2009, $17.4 million, or 92.5%, of our allowance for loan losses was allocated to construction loans. At September 30, 2009 and December 31, 2008, our non-performing loans amounted to 5.53% and 3.06%, respectively, of loans receivable, and our allowance for loan losses amounted to 43.17% and 49.35%, respectively, of non-performing loans. At September 30, 2009 and December 31, 2008, our non-performing assets amounted to 5.03% and 2.12% of total assets, respectively.
At September 30, 2009 and December 31, 2008, we had non-performing assets, which include non-performing loans and REO, of $61.7 million and $25.2 million, respectively. Our non-performing assets amounted to 5.03% and 2.12% of total assets, respectively, at September 30, 2009 and December 31, 2008. Our REO at September 30, 2009, consisted of seven properties with an aggregate carrying value of $18.2 million at such date compared to two properties with an aggregate carrying value of $1.7 million at December 31, 2008. Of the five properties added to REO during the first nine months of 2009, four properties with an aggregate carrying value of $17.0 million at September 30, 2009, were serving as collateral for loans in our construction loan portfolio. The largest of these properties is a 40-unit, high rise residential condominium project in Center City, Philadelphia. During the third quarter of 2009, the value of this property was written down by $3.9 million to reflect a newly received, updated appraisal as well as the sales price indicated in a letter of intent to sell this REO property which the Company entered into during the third quarter.
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
Non-interest Income. Our total non-interest income decreased $5.1 million to a loss of $4.1 million for the third quarter of 2009 from non-interest income of $984,000 for the third quarter of 2008. The decrease was primarily due to a $5.2 million loss on real estate owned during the third quarter of 2009 with no such loss in the third quarter of 2008. As previously stated, the loss was due to an expense of $4.5 million in the aggregate to write-down the value of certain REO properties during the quarter. Of this total, $3.9 million was recorded in relation to the 40-unit, high rise residential condominium project in Center City, Philadelphia described above, while the $627,000 remainder of the expense recorded during the third quarter of 2009 was taken to write-down the value of two other commercial properties. Both of these other properties, which are also located in Center City, Philadelphia, were acquired as REO during the quarter.
Non-interest Expenses. Our total non-interest expenses for the third quarter of 2009 amounted to $5.5 million, representing an increase of $366,000 or 7.1% from the third quarter of 2008. The most significant increase was in our deposit insurance premium expense, which increased $226,000 or 214.6% to $332,000 for the quarter ended September 30, 2009. The increase in the insurance premium was due to an increase in our regular quarterly premium as a result of a new fee structure implemented by the FDIC as well as an increase in total deposits. Our salaries and employee benefits, occupancy, depreciation, professional services and data processing expenses also increased quarter-over-quarter.
Income Tax Expense. We recorded an income tax benefit of approximately $4.1 million for the third quarter of 2009 compared to an income tax expense of approximately $877,000 for the third quarter of 2008. The change in our provision for income taxes was primarily a result of the pre-tax loss for the third quarter of 2009 compared to pre-tax income for the third quarter of 2008.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
General. We recorded a net loss of $5.2 million for the nine months ended September 30, 2009, compared to net income of $6.0 million for the nine months ended September 30, 2008. Basic and diluted loss per share were both $0.26 for the first nine months of 2009 compared to basic and diluted earnings per share of $0.27 and $0.26, respectively, for the first nine months of 2008. The net loss for the nine-month period was primarily due to the net loss incurred during the third quarter of 2009 as described above, as well as a net loss incurred during the second quarter of 2009. Net interest income was $22.6 million for the nine months ended September 30, 2009 compared to $22.1 million for the nine months ended September 30, 2008. Our average interest rate spread increased to 2.34% for the nine-month period ended September 30, 2009 from 2.17% for the nine-month period ended September 30, 2008. Our net interest margin, however, decreased to 2.76% for the nine months ended September 30, 2009 from 2.88% for the nine months ended September 30, 2008. As was the case for the three months ended September 30, 2009, the decrease in our net interest margin for the nine months ended September 30, 2009 occurred primarily as a result of our deposit growth, which outpaced the growth in our interest-earning assets.
Interest Income. Our total interest income for the nine months ended September 30, 2009 decreased $1.9 million or 4.5% over the comparable 2008 period to $40.3 million. As was the case for the three-month period, the decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $67.1 million or 6.5% to $1.09 billion for the first nine months of 2009 from $1.03 billion for the first nine months of 2008. The increase was driven by a $59.6 million increase in the average balance of our loans receivable and a $43.8 million increase in the average balance of our mortgage-backed securities. These increases more than offset reductions in the average balances of our investment securities and other interest-earning assets of $22.5 million and $13.7 million, respectively, period-over-period. The average yield earned on our total interest-earning assets decreased 57 basis points to 4.92% for the nine months ended September 30, 2009 from 5.49% for the nine months ended September 30, 2008. Although the average yield on our mortgage-backed securities increased slightly period-over-period, the average yield on all other categories of interest-earning assets decreased period over period. The largest decrease in yield was on our other interest-earning assets, which experienced a 265 basis point decline in yield period-over-period.
Interest Expense. Our total interest expense for the nine months ended September 30, 2009 decreased $2.4 million or 11.8% from the comparable 2008 period to $17.7 million. As was the case for the three-month period, the decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset a higher average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 74 basis points to 2.58% for the first nine months of 2009 from 3.32% for the first nine months of 2008. Similar to the three-month period, the average rate we paid on our total deposits decreased 70 basis points, period-over-period, driven by a 76 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $114.2 million or 19.4% to $703.4 million for the first nine months of 2009 from $589.2 million for the first nine months of 2008 due primarily to growth in our core deposits. The average balance of our core deposits increased $82.8 million or 47.6% to $256.7 million for the first nine months of 2009 from $174.0 million for the first nine months of 2008. The average rate we paid on our advances from the FHLB and our other borrowings decreased 52 basis points and 171 basis points, respectively, for the first nine months of 2009 compared to the first nine months of 2008. The average balance of our advances from the FHLB and decreased $6.9 million, while the average balance of our other borrowings increased $2.6 million period-over-period.

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

	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$85,376	$2,405	3.76%	$107,868	$3,690	4.56%
Mortgage-backed securities	216,523	7,822	4.82	172,752	5,920	4.57
Loans receivable(2)	755,109	30,051	5.31	695,546	31,583	6.05
Other interest-earning assets	35,838	33	0.12	49,570	1,031	2.77

Total interest-earning assets	1,092,846	40,311	4.92	1,025,736	42,224	5.49

Cash and non-interest bearing balances	23,040			22,826
Other non-interest-earning assets	85,993			63,104

Total assets	$1,201,879			$1,111,666

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$183,923	1,804	1.31	$111,498	1,278	1.53
Checking accounts	72,805	25	0.05	62,470	14	0.03
Certificate accounts	446,681	10,061	3.00	415,225	11,723	3.76

Total deposits	703,409	11,890	2.25	589,193	13,015	2.95
FHLB advances	189,806	5,783	4.06	196,684	6,755	4.58
Other borrowings	23,684	56	0.32	21,126	321	2.03

Total interest-bearing liabilities	916,899	17,729	2.58	807,003	20,091	3.32

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	41,526			41,425
Real estate tax escrow accounts	3,635			3,529
Other liabilities	8,893			11,093

Total liabilities	970,953			863,050
Stockholders’ equity	230,926			248,616

Total liabilities and stockholders’ equity	$1,201,879			$1,111,666

Net interest-earning assets	$175,947			$218,733

Net interest income; average interest rate spread		$22,582	2.34%		$22,133	2.17%

Net interest margin(3)			2.76%			2.88%

(1)	Investment securities for the 2009 period include 135 tax-exempt municipal bonds with an aggregate average balance of $42.0 million and an average yield of 3.9%. Investment securities for the 2008 period include 126 tax-exempt municipal bonds with an aggregate average balance of $34.2 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $12.3 million during the first nine months of 2009 compared to a provision of $1.0 million for the first nine months of 2008. The 2009 provision was taken primarily in relation to the Company’s participation interests in certain shared national credit loans and certain relatively large construction loans, as previously described in the preceding discussion of our results for the quarter ended September 30, 2009.
Non-interest Income. Our total non-interest income decreased $4.8 million to a loss of $2.0 million for the first nine months of 2009 from income of $2.8 million for the first nine months of 2008. As was the case for the quarter ended September 30, 2009, the decrease was due primarily to a loss on real estate owned of $5.0 million with no such loss in the comparable 2008 period. Additionally, our net gain on sale of securities decreased $141,000 period-over-period. These decreases were partially offset by the absence of a $331,000 securities impairment charge recorded during the first nine months of 2008. An increase in other non-interest income of $143,000 period-over-period was almost completely offset by decreases in service charge income and income on bank owned life insurance.
Non-interest Expenses. Our total non-interest expenses for the first nine months of 2009 amounted to $17.4 million, representing an increase of $1.7 million or 10.6% from the first nine months of 2008. As was the case for the quarter ended September 30, 2009, the most significant increase was in our deposit insurance premium expense, which increased $1.3 million to $1.5 million for the nine months ended September 30, 2009 from $186,000 for the nine months ended September 30, 2008. The increase in deposit insurance premium expense in the 2009 period was due to the aforementioned increase in the fee structure implemented by the FDIC, as well as a special assessment by the FDIC on all insured institutions during the second quarter of 2009 and an increase in our total deposits. Our professional services expense increased $145,000 or 16.4% for the first nine months of 2009 compared to the first nine months of 2008 due primarily to additional legal expenses incurred in connection with the resolution of certain non-performing loans. Salaries and employee benefits, occupancy, depreciation, data processing and director compensation expenses also increased for the first nine months of 2009 compared to the first nine months of 2008.
Income Tax Expense. We recorded an income tax benefit of approximately $3.9 million for the first nine months of 2009 compared to an income tax expense of approximately $2.1 million for the first nine monhts of 2008. The change in our provision for income taxes was primarily a result of the pre-tax loss for the 2009 period compared to pre-tax income for the 2008 period.
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
Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 3.84% at September 30, 2009, compared to a negative 10.27% at December 31, 2008.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 21%. The annual prepayment rate for mortgage-backed securities is assumed to range from 3% to 35%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$292,043	$63,114	$176,335	$94,809	$141,573	$767,874
Mortgage-backed securities	40,446	27,484	67,244	35,565	35,255	205,994
Investment securities	4,939	995	36,390	17,220	35,190	94,734
Other interest-earning assets	46,595	—	—	—	—	46,595

Total interest-earning assets	384,023	91,593	279,969	147,594	212,018	1,115,197

Interest-bearing liabilities:
Savings and money market accounts	$35,227	$35,227	$89,980	$41,411	$36,783	$238,628
Checking accounts	—	—	—	—	73,380	73,380
Certificate accounts	244,306	114,817	46,093	26,969	31,334	463,519
FHLB advances	59,909	10,909	34,781	27,833	19,323	152,755
Other borrowed money	22,333	—	—	—	—	22,333

Total interest-bearing liabilities	361,775	160,953	170,854	96,213	160,820	950,615

Interest-earning assets less interest-bearing liabilities	$22,248	$(69,360)	$109,115	$51,381	$51,198	$164,582

Cumulative interest-rate sensitivity gap (3)	$22,248	$(47,112)	$62,003	$113,384	$164,582

Cumulative interest-rate gap as a percentage of total assets at September 30, 2009	1.81%	(3.84)%	5.05%	9.24%	13.41%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2009	106.15%	90.99%	108.94%	114.36%	117.31%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 1A. RISK FACTORS
     There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet
	Number of	Average	Part of Publicly	be Purchased Under
	Shares	Price Paid	Announced Plans or	the Plan or
Period	Purchased(1)	per Share	Programs	Programs (2)
July 1 — July 31, 2009	45,180	$7.97	32,385	731,378
August 1 — August 31, 2009	29,876	8.18	29,400	701,978
September 1 — September 30, 2009	—	—	—	701,978

Total	75,056	$8.05	61,785	701,978

(1)	Certain shares purchased during the quarter were acquired as part of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

(2)	On March 16, 2009, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,104,168 shares. This repurchase program is scheduled to terminate as of March 16, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable
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

ABINGTON BANCORP, INC.
Date: November 6, 2009	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: November 6, 2009	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.