Form 10-K
period 2009-12-31
ABINGTON BANCORP, INC./PA
filed 2010-03-12
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009.
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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Exchange Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “ large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2009, which excludes 3,509,405 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $145.2 million. This figure is based on the closing price of $7.96 per share of the Registrant’s common stock on June 30, 2009, the last business day of the Registrant’s second fiscal quarter.
The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of March 2, 2010 was 20,867,822.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

ABINGTON BANCORP, INC.

PART I
ITEM 1. BUSINESS
General
Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co., American Street Lofts LLC, 1210 Chestnut Realty LLC, and North Front Street Realty LLC. As of December 31, 2009, the Company, on a consolidated basis, had total assets of $1.24 billion, total deposits of $850.2 million, and total stockholders’ equity of $214.2 million.
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
On June 27, 2007, Abington Bancorp, Inc. was organized as the new stock-form holding company for the Bank and as successor to Abington Community Bancorp, the predecessor mid-tier holding company for the Bank. A total of 13,965,600 new shares of common stock of the Company (“Common Stock”) were sold at $10 per share in the subscription, community and syndicated community offerings through which the Company received proceeds of approximately $134.7 million, net of offering costs of approximately $5.0 million. As part of the conversion, outstanding public shares of Abington Community Bancorp, Inc. (other than the shares owned by Abington Mutual Holding Company, the former mutual holding company for the Bank) were exchanged for 1.6 shares of Company Common Stock. The exchange resulted in an additional 10,494,640 outstanding shares of Common Stock of the Company for a total of 24,460,240 outstanding shares of Common Stock as of the closing of the second-step conversion. Treasury stock held by Abington Community Bancorp as of the June 27, 2007 closing date was cancelled. For further information on the Company’s second-step conversion, see Note 18 in the Notes to the Consolidated Financial Statements included in Item 8 herein.
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

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Pittsburgh. These funds are primarily used for the origination of various loan types in our market area including single-family residential mortgage loans, construction loans, non-residential or commercial real estate mortgage loans, home equity loans, commercial business loans and consumer loans. In addition to offering loans and deposits, we also offer securities and annuities to our customers through an affiliation with a third-party broker-dealer.
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the factors discussed under the heading “Risk Factors” in Item 1A herein that could affect the actual outcome of future events and the following factors:
•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	changes in the interest rate environment that reduce our interest margins or reduce the fair value of financial instruments;
•	increased competitive pressures among financial services companies;
•	changes in consumer spending, borrowing and savings habits;
•	legislative or regulatory changes that adversely affect our business;
•	adverse changes in the securities markets;
•	our ability to successfully manage our growth; and
•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the SEC or the Financial Accounting Standards Board.

Any of the forward-looking statements that we make in this Form 10-K and other public statements we make may turn out to be wrong because of inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee.
Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements and you should not rely on such statements. The Company undertakes no obligation to update those forward-looking statements.
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
Lending Activities
General. At December 31, 2009, our net loan portfolio totaled $764.6 million or 61.8% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. We also originate home equity lines of credit, commercial business loans and consumer loans. In addition, we have been making construction loans to homebuilders and others for more than 30 years, and we originate commercial real estate and multi-family (over four units) residential mortgage loans. While we have increased our emphasis on originating construction and commercial real estate and multi-family residential mortgage loans in recent years, it is likely that we will originate reduced amounts of construction loans and commercial real estate and multi-family residential mortgage loans in 2010 compared to 2009. While we will continue to originate these types of loans in a cautious manner, we expect that lending opportunities may be limited in 2010 as a result of, among other factors, the current economic environment.
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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$432,004	52.13%	$452,923	55.00%	$424,141	57.28%	$375,744	57.55%	$323,710	54.88%
Commercial real estate and multi-family residential	135,483	16.35	102,089	12.40	77,138	10.42	92,428	14.16	76,647	12.99
Construction	203,642	24.58	219,542	26.66	168,711	22.79	134,976	20.67	132,789	22.51
Home equity lines of credit	36,274	4.38	27,119	3.30	33,091	4.47	33,953	5.20	41,063	6.96

Total real estate loans	807,403	97.44	801,673	97.36	703,081	94.96	637,101	97.58	574,209	97.34

Non-real estate loans:
Commercial business loans	18,877	2.28	18,967	2.30	29,374	3.97	11,416	1.75	10,975	1.86
Consumer non-real estate loans	2,358	0.28	2,811	0.34	7,914	1.07	4,400	0.67	4,712	0.80

Total non-real estate loans	21,235	2.56	21,778	2.64	37,288	5.04	15,816	2.42	15,687	2.66

Total loans	828,638	100.00%	823,451	100.00%	740,369	100.00%	652,917	100.00%	589,896	100.00%

Less:
Undisbursed portion of construction loans in process	54,199		54,798		55,799		45,338		57,690
Deferred loan fees, net	789		504		721		913		1,264
Allowance for loan losses	9,090		11,597		1,811		1,603		1,455

Net loans	$764,560		$756,552		$682,038		$605,063		$529,487

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2009, before giving effect to net items, including the undisbursed portion of loans in process. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

		Commercial
	One- to	Real Estate and		Home Equity	Commercial	Consumer
	Four-Family	Multi-Family		Lines of	Business	non-real
	Residential	Residential	Construction	Credit	Loans	estate	Total
	(In Thousands)
Amounts due after December 31, 2009 in:
One year or less	$880	$43,347	$129,766	$29,221	$7,742	$687	$211,643
After one year through two years	1,208	8,542	59,007	—	2,014	65	70,836
After two years through three years	2,227	424	13,469	—	1,314	1,190	18,624
After three years through five years	6,653	7,559	1,400	—	802	330	16,744
After five years through ten years	43,229	7,174	—	7,053	2,919	49	60,424
After ten years through fifteen years	67,661	10,978	—	—	1,292	37	79,968
After fifteen years	310,146	57,459	—	—	2,794	—	370,399

Total	$432,004	$135,483	$203,642	$36,274	$18,877	$2,358	$828,638

The following table shows the amount of our loans at December 31, 2009, which are due after December 31, 2010, and indicates whether they have fixed-rates of interest or rates which are floating or adjustable.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2009
	(In Thousands)

One- to four-family residential	$377,133	$53,991	$431,124
Commercial real estate and multi-family residential	78,686	13,450	92,136
Construction	3,878	69,998	73,876
Home equity lines of credit	—	7,053	7,053
Commercial business loans	10,133	1,002	11,135
Consumer non-real estate	1,338	333	1,671

Total	$471,168	$145,827	$616,995

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

Specified loan officers of Abington Bank have limited authority to approve automobile loans up to $10,000 and home equity loans and home equity lines of credit up to $200,000. Home equity loans and lines of credit may be approved jointly by two authorized Vice Presidents for amounts greater than $200,000 up to $300,000. Our loan policy generally requires that all other loans up to $2.0 million must be approved by either the Consumer Loan Committee (which is comprised of the Bank’s President, Senior Vice President — Lending and certain other officers) or Commercial Loan Committee (comprised of the Bank’s President, Senior Vice President — Lending and certain other officers). All of such loans are reported to our board of directors on a monthly basis. Loans exceeding $2.0 million, including loans that cause the total balance of all loans to one borrower to exceed $2.0 million, must be approved by the full board of directors.
In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. We purchased an aggregate of $14.5 million of loan participation interests from other financial institutions during the year ended December 31, 2009.
On occasion, we have sold residential mortgage loans into the market, but we did not sell any residential mortgage loans during 2009, 2008 or 2007. Depending on market conditions, we may consider such sales in the future. In addition, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests or whole loans, it generally has been done on the basis of very limited recourse. As of December 31, 2009, our total exposure to recourse arrangements with respect to our sales of whole loans and participation interests in loans was $185,000. We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limit, although we have also sold participation interests to mitigate our risk in certain situations. The Bank’s loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $25.0 million at December 31, 2009. During the year ended December 31, 2009, we sold $7.5 million in loan participation interests to other institutions.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Loan originations:
One- to four-family residential	$75,539	$81,055	$93,472
Commercial real estate and multi-family residential	42,712	7,102	6,805
Construction	29,550	67,792	51,552
Home equity lines of credit	21,200	11,068	6,254
Commercial business	6,640	36,536	35,450
Consumer non-real estate	304	263	265

Total loan originations	175,945	203,816	193,798
Loans purchased:
Whole loans	—	—	—
Participation interests	14,467	50,387	31,154

Total loans purchased	14,467	50,387	31,154

Loans sold:
Whole loans	—	—	—
Participation interests	(7,500)	(10,725)	(5,000)

Total loans sold	(7,500)	(10,725)	(5,000)
Loan principal repayments	(152,141)	(159,237)	(130,942)

Total loans sold and principal repayments	(159,641)	(169,962)	(135,942)
(Decrease) or increase due to other items, net (1)	(22,763)	(9,727)	(12,035)

Net increase in loan portfolio	$8,008	$74,514	$76,975

(1)	Other items consist of loans in process, deferred fees, the allowance for loan losses and the transfer of loans to real estate owned.
One- to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2009, $432.0 million or 52.1% of our total loan portfolio consisted of single-family residential mortgage loans.
Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. We utilize proprietary software developed by Freddie Mac in processing and underwriting our single-family residential mortgage loans. Applications for one- to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office and our Loan Processing Center in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We service all loans that we have originated through our in-house loan servicing department. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20, 30 or 40 years. We also currently offer adjustable rate mortgage (“ARM”) loans. At December 31, 2009, $9.5 million, or 2.2%, of our one- to four-family residential loan portfolio consisted of ARM loans.
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

Our single-family residential mortgage loans also include home equity loans, which amounted to $31.6 million at December 31, 2009. We offer fixed-rate home equity loans in amounts up to $300,000. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less, unless we are extending a home equity loan in conjunction with a purchase of a residence, in which case the combined loan-to-value cannot exceed 90%. The preponderance of our home equity loans have combined loan-to-value ratios of 80% or less. Our single-family residential mortgage loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence as well as fixed-rate consumer loans which are secured by liens on the borrower’s residence.
Commercial Real Estate and Multi-Family Residential Real Estate Loans. At December 31, 2009, our commercial real estate and multi-family residential loans amounted to $135.5 million or 16.4% of our total loan portfolio. In addition to commercial real estate loans, we offer lines of credit for commercial uses. In most cases, our commercial lines of credit are secured by commercial real estate. At December 31, 2009, the unused portion of our commercial lines of credit was $42.0 million.
Our commercial real estate and multi-family residential real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, residential properties with five or more units and other properties used for commercial and multi-family purposes located in our market area. We currently employ five commercial lenders who actively solicit commercial real estate and multi-family residential mortgage loans in our market area.
Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 30 years with monthly amortization over the life of the loan and loan-to-value ratios of not more than 80%. Interest rates are either fixed or adjustable, based upon designated market indices such as the 5-year Treasury CMT plus a margin. Other fees, which vary depending on the specific terms of the loan, may also be charged to the borrower at the origination of the loan. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.
Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. In addition, many of our commercial real estate loans are not fully amortizing and require significant balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. Our loan portfolio at December 31, 2009 included three non-performing commercial real estate loans, with an aggregate balance of $4.8 million at such date. The $4.8 million balance primarily relates to two commercial real estate loans to two separate borrowers with an aggregate outstanding balance of $4.5 million at December 31, 2009, that were placed on non-accrual status during 2009. At December 31, 2009, $1.1 million of our allowance for loan losses was allocated to these two loans. At December 31, 2008, the Company had six commercial real estate and multi-family residential loans with an aggregate balance of $2.6 million that were considered non-performing. These loans were deemed to be impaired and placed on non-accrual status during 2008. No commercial real estate and multi-family residential real estate loans were charged-off in 2009. For additional information, see “Asset Quality — Non-Performing Loans and Real Estate Owned.”

Various aspects of a commercial and multi-family loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. We generally originate these types of loans to borrowers with whom we are familiar and who have demonstrated historical results. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 110% in the case of multi-family residential real estate loans and 120% in the case of commercial real estate loans. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers or, in some cases, Abington Bank’s staff appraiser are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan. After the loan is made, we periodically monitor the operation of the business or project and the physical condition of the property.
Construction Lending. We have been an active originator of construction loans since the mid-1990s. Although we had increased our construction lending activities substantially since that time, our construction loan activity slowed significantly in 2009 as a result of, among other factors, the current economic environment. Our total construction loans decreased by $15.9 million, or 7.2%, at December 31, 2009 compared to December 31, 2008. While we will continue to originate construction loans, we expect that lending opportunities may be limited as a result of, among other factors, the current economic environment. In addition, we are being more cautious in our originations of new construction loans in light of the economy and the increased level of delinquent and non-performing loans in our construction loan portfolio. As a result, it is likely that we will experience a reduction in our origination of these types of loans in 2010. In prior years, we had targeted construction loans as a growth area for the Bank because they have shorter terms to maturity and generally have floating or adjustable interest rates. Until recently, we had typically focused our construction lending on making loans to homebuilders in the Delaware Valley area to acquire, develop and build single-family residences. In recent years, however, our construction lending has grown to also include more loans for the construction and development of commercial and industrial use properties such as office buildings, retail shops and warehouses. Many of our larger construction loans are for these types of projects. At December 31, 2009, our construction loans amounted to $203.6 million, or 24.6% of our total loan portfolio. This amount includes $54.2 million of undisbursed loans in process.
We originate construction loans for the construction and development of various types of projects as well as acquisitions of various types of properties for development. In addition to loans to finance the construction and development of single family homes and subdivisions, our construction loans also include loans to acquire and hold unimproved land, loans to acquire land and develop the basic infrastructure, such as roads and sewers, and construction loans for commercial uses. Our construction and development loans are typically offered with terms of up to 36 months. Additional extensions may be provided for at our option. The maximum loan-to-value limit applicable to these loans range from 50% to 80% of the appraised post construction value, depending on the type of property being developed. We often establish interest reserves, which provide for the payment of interest from the loan proceeds, and obtain personal and/or corporate guarantees as additional security on our construction loans. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by our approved appraisers or loan inspectors warrants. Our construction loans are negotiated on an individual basis but typically have floating rates of interest based upon The Wall Street Journal prime rate or, in some cases, LIBOR. Additional fees may be charged as funds are disbursed. In addition to interest payments during the term of the construction loan, we typically require that payments to principal be made as units are completed and released. Generally such principal payments must be equal to 110% of the amount attributable to acquisition and development of the lot plus 100% of the amount attributable to construction of the individual home. For residential construction and development loans, we permit a limited, pre-determined number of model homes to be constructed on an unsold or “speculative” basis. All other units must be pre-sold before we will disburse funds for construction. The majority of our construction loans are secured by properties located in Bucks and Montgomery Counties, Pennsylvania. However, we also make construction loans throughout the Delaware Valley region.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated costs, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value less than the loan amount. Our construction loans require us to advance funds based upon our security interest in the project, which is of uncertain value until the construction is completed. In addition, at the time we commit to make a construction loan, it is uncertain whether the costs estimated for the project will be sufficient to cover actual construction costs. If there are cost overruns, additional financing may be necessary to complete the project. Compared to single-family residential mortgage loans, it is significantly more difficult to evaluate accurately the total funds necessary to complete the project and the ultimate loan-to-value ratio.
At December 31, 2009, we had $29.3 million of non-performing construction loans (which include land acquisition and development loans), net of $9.6 million of charge-offs on those loans during 2009. Of these loans, $26.0 million became non-performing during 2009. Among the additions to our balance of non-performing construction loans during 2009 were the Company’s participation interests in three shared national credit loans, with an aggregate outstanding balance of $9.0 million at December 31, 2009, net of $7.6 million in charge-offs. Based on our analysis of the circumstances surrounding these loans and having considered the $7.6 million that was already charged-off during 2009, no additional valuation allowance was considered necessary on these loans at December 31, 2009. Also among the additions to our non-performing loan balance during 2009 were four construction loans to two borrowers, with an aggregate outstanding balance of $10.7 million at December 31, 2009, net of $1.8 million in charge-offs. At December 31, 2009, $2.4 million of our allowance for loan losses was allocated to these loans. During 2009, seven construction loans, with an aggregate outstanding balance of $24.7 million, net of $7.8 million of charge-offs, were transferred to REO. As of December 31, 2009, 19.6% of our $149.4 million of total outstanding construction loans were non-performing, and at such date, $6.7 million, or 73.3%, of our allowance for loan losses was allocated to construction loans.
At December 31, 2008, we had five construction loans with a carrying value of $20.6 million that were considered non-performing. At December 31, 2008, our largest single group of non-performing loans was comprised of three of these construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date. These three loans, which were more than 90 days past due and on non-accrual status at December 31, 2008, were for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. This property was transferred to REO during 2009. At December 31, 2009, this property remained in REO with a book value of $8.4 million. Certain of the principals or guarantors for the Company’s remaining two non-performing construction loans at December 31, 2008, also were principals involved in the non-performing 40-unit condominium construction project or certain other projects undertaken by the principals of those loans. These two loans continued to be classified as non-performing at December 31, 2009. For additional information, see “Asset Quality — Non-Performing Loans and Real Estate Owned.”

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at December 31, 2009. For additional information, see “Asset Quality — Non-Performing Loans and Real Estate Owned.”

												Allowance
											Accruing	for Loan
			Type				Loan Classification				Loans 90	Losses
		Total		One- to							Days or	Allocated to
	No. of	Balance	Land	Four-	Multi-				Special		More Past	Construction
Range	Loans	Outstanding	Only	Family	Family	Commercial	Doubtful	Substandard	Mention	Non-Accrual(1)	Due	Loans
	(Dollars in Thousands)

Loans over $10.0 million	1	$18,217	$—	$—	$18,217	$—	$—	$—	$18,217	$—	$—	$—
Loans $5.0 million to $10.0 million	6	37,652	—	13,145	5,000	19,507	1,777	11,955	5,279	6,327	—	3,105
Loans $2.5 million to $5.0 million	13	47,294	3,710	25,519	—	18,065	5,674	13,628	11,778	7,242	5,998	2,028
Loans $1.0 million to $2.5 million	24	39,794	12,016	19,385	2,350	6,043	103	13,319	5,259	8,387	—	1,268
Loans under $1.0 million	22	6,487	555	3,678	1,905	349	137	1,217	555	1,347	—	264

Total construction loans	66	$149,444	$16,281	$61,727	$27,472	$43,964	$7,691	$40,119	$41,088	$23,303	$5,998	$6,665

(1)	Of the $23.3 million of non-accrual construction loans at December 31, 2009, $7.7 million are classified doubtful and $14.1 million are classified substandard.

Home Equity Lines. At December 31, 2009, the outstanding balance of our home equity lines of credit amounted to $36.3 million or 4.4% of our net loan portfolio. The unused portion of home equity lines was $27.6 million at such date. We generally offer home equity lines in amounts up to $300,000 on a revolving line of credit basis with interest tied to the prime rate. It is our policy to have a first or second mortgage on the borrower’s residence as collateral on its home equity lines, although we may make exceptions to this policy. Generally, our home equity lines have loan-to-value ratios (combined with any loan secured by a first mortgage) of 80% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office or on-line through our website.
Commercial Business Loans. Our commercial business loans amounted to $18.9 million or 2.3% of the total loan portfolio at December 31, 2009. Our commercial business loans typically are to small to mid-sized businesses in our market area and may be for working capital, inventory financing or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.
Our commercial lenders actively solicit commercial business loans in our market area. Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans. Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans, such as inventory or equipment, may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.
Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as loans secured by deposit accounts, automobile loans and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At December 31, 2009, $2.4 million, or 0.3% of the total loan portfolio consisted of these types of loans.
Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2009, 2008 and 2007 we charged-off $71,000, $64,000 and $79,000 of consumer loans, respectively, of which $60,000, $62,000 and $65,000, respectively, were charge-offs of overdrawn deposit balances, which are classified as loans for reporting purposes.
Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies and procedures. Our Lending Policy Manual is reviewed on an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.
Various officers or combinations of officers of Abington Bank have the authority within specifically identified limits to approve new loans. The largest individual lending authority is $2.0 million. Amounts in excess of the individual lending limits must be approved by the Loan Committee, which is comprised of members of senior management. Loans in excess of $2.0 million, including loans that cause the total balance of all loans to one borrower to exceed $2.0 million, must be approved by the Board of Directors of Abington Bank.

Asset Quality
General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. While we believe that the majority of the loans in our portfolio remain high quality loans, during 2009, as in 2008, the amount of our non-performing assets increased significantly over the prior year. The asset quality of our loan portfolio, particularly our construction loan portfolio, has been, and continues to be, adversely affected by, among other factors, the economic recession in the Company’s market area. As a result, review of the Company’s loan portfolio, particularly our construction loans, and resolution efforts with respect to non-performing assets have been a central focus of our management team during 2009 and into 2010. To this end, we engaged an independent, third party review of the credit quality of our construction and commercial loans, and we are actively managing our non-performing loans and REO.
When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made 15 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans delinquent 30 days or more are reported to the Board of Directors of Abington Bank.
On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On single-family residential mortgage loans 120 days or more past due and all other loans 90 days or more past due, as to principal and interest payments, our policy, is to discontinue accruing additional interest income and reverse any interest currently accrued unless the loan is well secured and in the process of collection. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. Loans are charged off when the loan is deemed uncollectible.
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
We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that we will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and commercial business loans are individually evaluated for impairment. At December 31, 2009 and 2008, the Company had $28.3 million and $23.2 million of loans, respectively, that were determined to be impaired. Our balance of impaired loans at December 31, 2009 consisted of 11 loans to eight borrowers that were classified as impaired during 2009, as well as three loans to certain related borrowers that were classified as impaired at December 31, 2008 and continued to be classified as impaired at December 31, 2009. The 14 impaired loans at December 31, 2009, all of which were on non-accrual status at such date, included ten construction loans (which include land acquisition and development loans), with a balance of $23.3 million at such date, three commercial real estate loans, with a balance of $4.8 million at such date, and one mortgage loan, with a balance of $238,000 at such date. The balance of our impaired loans at December 31, 2009 is net of $9.6 million of charge-offs on those loans recorded during 2009. All of the charge-offs in 2009 were on loans included in our construction loan portfolio. Among the additions to our balance of impaired loans during 2009 were the Company’s participation interests in three shared national credit loans, with an aggregate outstanding balance of $9.0 million at December 31, 2009, net of $7.6 million in charge-offs. Based on our analysis of the circumstances surrounding these loans, which are included in our construction loan portfolio, and having considered the $7.6 million that was already charged-off, no additional valuation allowance was considered necessary on these loans at December 31, 2009. Also among the additions to our impaired loan balance during 2009 were four construction loans and two commercial real estate loans to three borrowers, with an aggregate outstanding balance of $15.3 million at December 31, 2009, net of $1.8 million in charge-offs. At December 31, 2009, $3.6 million of our allowance for loan losses is allocated to these loans.
Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, consistent with federal banking regulations, as a part of our credit monitoring system. We currently designate problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets. An asset is considered “special mention” if it does not yet warrant adverse classification such as “substandard” or “doubtful,” but nonetheless possesses credit deficiencies or potential weaknesses deserving management’s close attention. An asset is classified as “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
When we classify one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. When we designate one or more assets, or portions thereof, as “special mention,” “substandard” or “doubtful, we establish a general valuation allowance for the loans in each category. General valuation allowances represent loan loss allowances which have been established to recognize the higher risk of loss inherent in the loans within each risk category. Although the classification of a loan within a given category assists us in our analysis of the risk of loss, the actual allowance percentage assigned to each loan within a category is adjusted for the specific circumstances of each classified loan and will often differ from the general allowance for the category.
We review and classify assets on a monthly basis and the Board of Directors is provided with monthly reports on our classified assets. We classify assets in accordance with the Federal guidelines described above. The following table shows the aggregate amounts of our classified assets at the dates indicated.

	At December 31,
	2009	2008	2007
	(In Thousands)
Substandard assets	$49,762	$22,272	$1,445
Doubtful assets	8,653	23,569	—
Loss assets	—	—	—

Total	$58,415	$45,841	$1,445

Of the $58.4 million of total classified loans at December 31, 2009, $33.0 million were also considered non-performing loans. See “— Non-Performing Loans and Real Estate Owned.”

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

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2009				December 31, 2008				December 31, 2007
	30-89		90 or More Days		30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)
One- to four-family residential	23	$3,623	4	$347	12	$1,431	4	$311	7	$319	3	$105
Commercial real estate and multi-family residential	4	3,394	1	261	4	2,691	6	2,597	—	—	4	1,277
Construction	2	1,278	10	21,796	2	6,634	5	20,594	1	680	1	168
Home equity lines of credit	2	75	4	141	3	74	—	—	6	108	—	—
Commercial business	1	2,260	—	—	—	—	—	—	2	3,771	—	—
Consumer non- real estate	—	—	—	—	2	2	—	—	—	—	—	—

Total delinquent loans	32	$10,630	19	$22,545	23	$10,832	15	$23,502	16	$4,878	8	$1,550

Delinquent loans to total net loans		1.39%		2.95%		1.43%		3.11%		0.72%		0.23%

Delinquent loans to total loans		1.28%		2.72%		1.32%		2.85%		0.66%		0.21%

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
At December 31, 2009, the Company’s total non-performing assets amounted to $57.4 million, compared to $25.2 million at December 31, 2008. At December 31, 2009, the Company’s non-performing assets consisted of $34.6 million of non-performing loans and $22.8 million of REO. The $34.6 million of non-performing loans at December 31, 2009, is net of $9.6 million of charge-offs on those loans during 2009. At December 31, 2009, $29.3 million of our non-performing loans were construction loans, of which $26.0 million became non-performing during 2009. All of the $9.6 million in charge-offs on non-performing loans during 2009 were on construction loans. Among the additions to our balance of non-performing loans during 2009 were the Company’s participation interests in three shared national credit loans, with an aggregate outstanding balance of $9.0 million at December 31, 2009, net of $7.6 million in charge-offs. Based on our analysis of the circumstances surrounding these loans, which are included in our construction loan portfolio, and having considered the $7.6 million that was already charged-off on such loans during 2009, no additional valuation allowance was considered necessary on these loans at December 31, 2009. Also among the additions to our non-performing loan balance during 2009 were four construction loans and two commercial real estate loans to three borrowers, with an aggregate outstanding balance of $15.3 million at December 31, 2009, net of $1.8 million in charge-offs. At December 31, 2009, $3.6 million of our allowance for loan losses was allocated to these loans. The balance of our non-performing loans at December 31, 2009 was lower than it would have otherwise been due to the aforementioned charge-offs of $9.6 million, as well as the transfer of certain loans to real estate owned (“REO”). During 2009, 13 loans, with an aggregate outstanding balance of $25.6 million, net of $7.9 million of charge-offs, were transferred to REO. Of these loans, seven loans with an aggregate outstanding balance of $24.7 million, net of $7.8 million of charge-offs, were construction loans (which include land acquisition and development loans). During 2009, an expense of $4.5 million was taken to further write-down the value of three REO properties subsequent to their transfer to REO. As of December 31, 2009, 19.6% of our $149.4 million of total outstanding construction loans were non-performing, and at such date, $6.7 million, or 73.3%, of our allowance for loan losses was allocated to construction loans. At December 31, 2009 and December 31, 2008, our non-performing loans amounted to 4.47% and 3.06%, respectively, of loans receivable, and our allowance for loan losses amounted to 26.28% and 49.35%, respectively, of non-performing loans. At December 31, 2009 and December 31, 2008, our non-performing assets amounted to 4.64% and 2.12% of total assets, respectively.
For the years ended December 31, 2009, 2008 and 2007, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $489,000, $561,000 and $256,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the dates indicated. We did not have troubled debt restructurings at December 31, 2008, 2007, 2006 or 2005.

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$237	$—	$—	$—	$—
Commercial real estate and multi-family residential(1)	4,801	2,597	1,277	1,270	—
Construction	23,303	20,594	168	1,077	2,885
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer non-real estate	—	—	—	—	—

Total non-accruing loans	28,341	23,191	1,445	2,347	2,885

Accruing loans 90 days or more past due:
One- to four-family residential	110	311	105	210	8
Multi-family residential and commercial real estate	—	—	—	—	—
Construction	5,998	—	—	—	—
Home equity lines of credit	141	—	—	—	—
Commercial business	—	—	—	—	—
Consumer non-real estate	—	—	—	—	—

Total accruing loans 90 days or more past due	6,249	311	105	210	8

Total non-performing loans(2)	34,590	23,502	1,550	2,557	2,893

Real estate owned, net	22,819	1,740	1,558	—	—

Total non-performing assets	$57,409	$25,242	$3,108	$2,557	$2,893

Total non-performing loans as a percentage of loans	4.47%	3.06%	0.23%	0.42%	0.54%

Total non-performing loans as a percentage of total assets	2.79%	1.98%	0.14%	0.28%	0.34%

Total non-performing assets as a percentage of total assets	4.64%	2.12%	0.29%	0.28%	0.34%

(1)	Includes one commercial real estate loan with an outstanding balance at December 31, 2009 of $2.5 million classified as a troubled debt restructuring. See Note 6 in the Notes to the Consolidate Financial Statements included in Item 8 herein.

(2)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
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

The balance of our real estate owned consists of the following types of properties as of the dates indicated:

	December 31, 2009		December 31, 2008		December 31, 2007
	No. of	Carrying	No. of	Carrying	No. of	Carrying
Type of Property	Properties	Value	Properties	Value	Properties	Value
	(In Thousands)
Land	4	$9,982	1	$182	1	$700
One- to four-family residential	4	1,240	3	1,558	3	858
Multi-family residential	1	8,405	—	—	—	—
Commercial real estate	1	3,192	—	—	—	—

Total real estate owned	10	$22,819	4	$1,740	4	$1,558

Of the 10 properties in REO at December 31, 2009, eight properties with an aggregate carrying value of $22.5 million at such date, net of aggregate charge-offs and write-downs of $12.4 million, were acquired upon the foreclosure or acceptance of a deed-in-lieu of foreclosure on loans within our construction loan portfolio. During the first quarter of 2010, we reached agreements of sale on all four of the one- to four-family residential properties included in REO at December 31, 2009. Three of these four properties settled during the first quarter of 2010 for an aggregate net loss of approximately $130,000. The fourth property is expected to settle during the second quarter of 2010 for an estimated net loss of approximately $135,000.
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
Historically, our loan charge-offs have been relatively minimal. In the four years from 2005 through 2008, our aggregate total loan charge-offs were $466,000 and our aggregate net loan charge-offs were $244,000. During 2009, however, our loan charge-offs increased significantly, due primarily to the performance of our construction loan portfolio. During 2009, we charged-off an aggregate of $21.4 million of our outstanding loans, including $21.1 million of construction loans. Our charge-offs net of recoveries were $21.2 million for 2009. As of December 31, 2009, our allowance for loan losses amounted to $9.1 million, or 1.17% of total loans receivable, compared to $11.6 million, or 1.51% of total loans receivable, at December 31, 2008. At December 31, 2009 and December 31, 2008, our allowance for loan losses amounted to 26.28% and 49.35% of non-performing loans, respectively. The decrease in these ratios year-over-year is due primarily to the aforementioned net charge-offs.

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
The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2009	2008		2007	2006	2005
	(Dollars in Thousands)

Total loans outstanding at end of period	$773,650	$768,149		$683,849	$606,666	$530,942
Average loans outstanding	755,279	703,496		646,467	570,850	469,076

Allowance for loan losses, beginning of period	$11,597	$1,811		$1,603	$1,455	$1,413
Provision for loan losses	18,737	9,760		457	186	25

Charge-offs:
One- to four-family residential	—	—		—	—	—
Commercial real estate and multi-family residential	178	—		50	—	—
Construction	21,146	—		147	—	—
Home equity lines of credit	—	—		—	—	—
Commercial business	—	—		—	—	—
Consumer non-real estate	71	64		79	56	70

Total charge-offs	21,395	64		276	56	70

Recoveries on loans previously charged-off	151	90		27	18	87

Allowance for loan losses, end of period	$9,090	$11,597		$1,811	$1,603	$1,455

Allowance for loan losses as a percent of non-performing loans	26.28%	49.35%		116.84%	62.69%	50.29%

Ratio of net charge-offs during the period to average loans outstanding during the period	2.81%	n/m	*	0.04%	0.01%	n/m	*

*	Not meaningful

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2009		2008		2007		2006		2005
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)
One- to four-family residential	$433	52.13%	$455	55.00%	$425	57.28%	$378	57.55%	$647	54.88%
Commercial real estate and multi-family residential	1,809	16.35	969	12.40	379	10.42	507	14.16	230	12.99
Construction	6,664	24.58	9,882	26.66	564	22.79	486	20.67	333	22.51
Home equity lines of credit	74	4.38	54	3.30	66	4.47	68	5.20	82	6.96
Commercial business	95	2.28	205	2.30	294	3.97	114	1.75	110	1.86
Consumer non-real estate	15	0.28	32	0.34	83	1.07	48	0.67	52	0.80
Unallocated	—	—	—	—	—	—	2	—	1	—

Total	$9,090	100.00%	$11,597	100.00%	$1,811	100.00%	$1,603	100.00%	$1,455	100.00%

The allowance consists of specific and general components. The specific component relates to loans that have been individually evaluated for loss, including many of our classified and criticized loans that are designated as either doubtful, substandard or special mention. The general component covers the remaining loans that are designated as either doubtful, substandard or special mention that have not been individually evaluated for loss, as well as non-classified or non-criticized loans. The general component is based on historical loss experience adjusted for qualitative factors.

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
At December 31, 2009, our investment and mortgage-backed securities amounted to $320.5 million in the aggregate or 25.9% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which had a carrying value of $215.8 million or 67.3% of the securities portfolio at December 31, 2009. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. The majority of our agency debt securities have call provisions which provide the agency with the ability to call the securities at specified dates.
Pursuant to Accounting Standards Codification Topic 320, Investments – Debt and Equity Securities (“ASC 320”), our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2009, we had $222.9 million of securities classified as available for sale, $97.5 million of securities classified as held to maturity and no securities classified as trading account.
Also pursuant to ASC 320, securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the years ended December 31, 2009 or 2007. During the year ended December 31, 2008, the Company recognized impairment charges aggregating approximately $869,000 to write-down the book value of an investment in a mortgage-backed security based mutual fund (described further below) to its fair value of $2.5 million at December 31, 2008.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.
Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies and certain AAA rated private issuers. During 2009, we increased our investment in CMOs based on the returns available on these securities relative to other securities in the current interest rate environment. At December 31, 2009, $56.8 million of our mortgage-backed securities were CMOs. At December 31, 2009, $207.4 million or 96.1% of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC. The remaining $8.4 million of our mortgage-backed securities were issued by certain AAA-rated private issuers.
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
Our investments in other securities include investments in a certain mortgage-backed securities based mutual fund. This fund, the AMF Ultra Short Mortgage Fund, was determined to be impaired during 2008. No impairment charges were recognized on investment securities during the years ended December 31, 2009 or 2007. The determination of impairment for the fund in 2008 was made, in part, based on credit rating downgrades in certain of the private label mortgage-backed securities held by the fund, as well as an analysis of the overall status of the fund. As a result of this determination, impairment charges aggregating approximately $869,000 were recognized during the year ended December 31, 2008. We intend to continue to hold this fund and although no additional impairment charges were recognized in 2009, it is possible that additional impairment charges will be recorded in subsequent periods.
FHLB stock is a restricted investment security, carried at cost. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity based stock that is directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB of Pittsburgh announced a decision to suspend the dividend on, and restrict the repurchase of, FHLB stock. The FHLB’s suspension of dividends and restrictions on repurchases is continuing, and, as a result, we must continue to hold these securities, although we are not currently receiving a return for this investment.
The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock at the dates indicated.

	December 31,
	2009		2008		2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Mortgage-backed securities	$211,067	$215,926	$231,694	$233,331	$141,292	$139,751
U.S. government and agency obligations	55,864	56,460	41,962	43,122	84,882	85,488
Corporate bonds	3,123	3,121	1,979	1,882	3,484	3,479
Municipal obligations	41,625	42,842	41,463	42,143	26,427	26,763
Investment certificates of deposit	99	99	288	288	585	585
Mutual funds	2,580	2,582	2,479	2,479	3,216	3,122
FHLB stock	14,608	14,608	14,608	14,608	10,959	10,959

Total investment and mortgage-backed securities and FHLB stock	$328,966	$335,638	$334,473	$337,853	$270,845	$270,147

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2009. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2009 Which Mature In
			Over One
		Weighted	Year	Weighted	Over Five	Weighted	Over	Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. government and agency obligations	$2,575	1.13%	$51,889	2.46%	$1,400	3.20%	$—	—%
Corporate bonds	1,000	0.53	2,123	4.10	—	—	—	—
Municipal obligations	2,021	3.38	10,258	3.58	16,918	3.82	12,428	4.21
Mortgage-backed securities	8,500	3.88	18,004	2.50	46,809	4.04	137,754	4.89
Investment certificates of deposit	99	4.61	—	—	—	—	—	—

Total	$14,195	3.08%	$82,274	2.65%	$65,127	3.97%	$150,182	4.84%

Sources of Funds
General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.
Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2009, 46.2% of the funds deposited with Abington Bank were in core deposits, which are deposits other than certificates of deposit.
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
Typically, we do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs.” At December 31, 2009 and 2008, none of our deposits were brokered deposits. In prior years, we had previously obtained a limited amount of jumbo CDs through the use of a broker. Our jumbo CDs amounted to $246.0 million and $228.0 million, respectively, at December 31, 2009 and 2008, of which $186.9 million and $179.3 million, respectively, were scheduled to mature within 12 months of such dates. At December 31, 2009, the weighted average remaining maturity of our certificate of deposit accounts was approximately 18.9 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% – 1.99%	$254,067	29.88%	$66,315	9.97%	$12	—%
2.00% – 2.99%	59,465	6.99	12,178	1.83	6,081	1.00
3.00% – 3.99%	50,585	5.95	253,162	38.07	55,250	9.06
4.00% – 4.99%	82,835	9.74	68,025	10.23	178,281	29.24
5.00% – 5.99%	9,741	1.15	11,567	1.74	174,451	28.62
6.00% – 6.99%	81	0.01	77	0.01	408	0.07
7.00% or more	—	—	—	—	159	0.03

Total certificate accounts	456,774	53.72	411,324	61.86	414,642	68.02

Transaction accounts:
Savings and money market	265,488	31.23	148,089	22.27	95,361	15.64

Checking:
Interest bearing	82,792	9.74	68,343	10.28	62,582	10.27
Non-interest bearing	45,146	5.31	37,194	5.59	37,028	6.07

Total transaction accounts	393,426	46.28	253,626	38.14	194,971	31.98

Total deposits	$850,200	100.00%	$664,950	100.00%	$609,613	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2009			2008			2007
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(Dollars in Thousands)
Savings and money market	$200,576	$2,547	1.27%	$119,082	$1,913	1.61%	$94,890	$1,256	1.32%
Checking	73,708	38	0.05	63,310	20	0.03	58,383	33	0.06
Certificates of deposit	449,508	12,855	2.86	414,086	15,092	3.64	405,335	19,999	4.93

Total interest-bearing deposits	723,792	15,440	2.13	596,478	17,025	2.85	558,608	21,288	3.81

Total deposits	$765,924	$15,440	2.02%	$636,759	$17,025	2.67%	$599,904	$21,288	3.55%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2009	2008	2007
	(In Thousands)
Total deposits	$4,258,616	$4,170,653	$3,923,225
Total withdrawals	4,089,463	4,133,143	3,920,976
Interest credited	16,097	17,828	20,362

Total increase in deposits	$185,250	$55,338	$22,611

The following table presents, by various interest rate categories and maturities, the amount of our certificates of deposit at December 31, 2009.

	Balance at December 31, 2009
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2010	2011	2012	Thereafter	Total
	(In Thousands)
Less than 2.00%	$246,774	$7,293	$—	$—	$254,067
2.00% – 2.99%	35,283	20,871	3,311	—	59,465
3.00% – 3.99%	16,708	4,661	3,816	25,400	50,585
4.00% – 4.99%	26,706	3,336	4,192	48,601	82,835
5.00% – 5.99%	3,089	1,255	228	5,169	9,741
6.00% – 6.99%	9	—	—	72	81
7.00% or more	—	—	—	—	—

Total certificate accounts	$328,569	$37,416	$11,547	$79,242	$456,774

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2009, by time remaining to maturity.

At December 31, 2009
		Weighted
Quarter Ending:	Amount	Average Rate
	(Dollars in Thousands)
March 31, 2010	$44,252	1.60%
June 30, 2010	68,436	1.65
September 30, 2010	50,745	1.73
December 31, 2010	23,448	3.04
After December 31, 2010	59,124	3.69

Total certificates of deposit with balances of $100,000 or more	$246,005	2.28%

Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Abington Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2009, we had $146.7 million in outstanding FHLB advances and approximately $384.3 million of additional FHLB advances available to us. Approximately $69.6 million of our FHLB advances at December 31, 2009 were part of our matched funding program whereby we use such advances to purchase securities. Our current policy permits us to utilize up to $150.0 million of advances to match-fund securities. Given the proper interest rate environment, it is likely that we would increase this limit to permit additional FHLB advances for such match-funding purposes. During 2009, however, we significantly reduced our overall outstanding balance of advances from the FHLB. We determined to repay a portion of our FHLB advances in 2009 due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase (repurchase agreements). Repurchase agreements are contracts for the sale of securities owned or borrowed by Abington Bank, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement. Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer. At December 31, 2009, our securities repurchase agreements amounted to $16.7 million and all of such borrowings were short-term, having maturities of one year or less. The average balance of our securities sold under repurchase agreements for the year ended December 31, 2009 was $23.3 million.
The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended December 31,
	2009	2008	2007
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$180,939	$209,498	$183,379
Maximum amount outstanding at any month-end during the period	255,516	257,051	198,696
Balance outstanding at end of period	146,739	257,051	189,558
Average interest rate during the period	4.10%	4.35%	4.86%
Weighted average interest rate at end of period	4.28%	3.39%	4.82%

Other borrowed money:
Average balance outstanding	$23,271	$19,887	$20,247
Maximum amount outstanding at any month-end during the period	30,631	25,888	25,919
Balance outstanding at end of period	16,673	17,610	17,453
Average interest rate during the period	0.31%	1.80%	4.30%
Weighted average interest rate at end of period	0.34%	0.31%	3.92%
At December 31, 2009, $51.8 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 3.92% at December 31, 2009.
Employees
At December 31, 2009, we had 137 full-time employees, and 34 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2009, Abington Bank was in compliance with the above restrictions.

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
The FDIC has implemented a risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. In February 2009, the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years. The restoration plan changed the FDIC’s base assessment rates and the risk based assessment system. Well capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between 12 and 14 basis points. Institutions in Risk Categories II, III and IV are assessed at annual rates of 17, 35 and 50 basis points, respectively. Changes to the risk based assessment system include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lower premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.
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
On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009. The FDIC collected the special assessment on September 30, 2009. Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was approximately $500,000, which was expensed in the second quarter of fiscal 2009.

On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we made a payment of $4.6 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded $4.3 million of this payment as a prepaid expense. The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted. Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.
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
Abington Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the FDIC’s capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same FDIC risk-based capital requirements in its regulations. As of December 31, 2009, Abington Bank was in compliance with all applicable regulatory capital requirements and was deemed to be a “well-capitalized” institution.

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
As a member, Abington Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2009, Abington Bank was in compliance with this requirement.
Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2009, Abington Bank was in compliance with these reserve requirements.
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

At December 31, 2009, Abington Bank’s total federal pre-1988 reserve was approximately $3.2 million. The reserve reflects the cumulative effects of federal tax deductions by Abington Bank for which no federal income tax provisions have been made.
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
State and Local Taxation
Pennsylvania Taxation. Abington Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2009 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.
Abington Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate for 2009 is 11.5%. The Mutual Thrift Institutions Tax exempts Abington Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Abington Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 1A.	RISK FACTORS
Our Results of Operations are Significantly Dependent on Economic Conditions and Related Uncertainties
Banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. As a result of the downturn in the economy accompanying the national recession, among other factors, we saw a significant increase in delinquent and non-performing loans during 2009 and 2008 over the respective prior years as well as declines in property values of the collateral securing loans we have made. The negative economic factors being experienced in our market area could continue to have adverse effects upon our operations. We are particularly sensitive to changes in economic conditions and related uncertainties in the Delaware Valley because we derive substantially all of our loans, deposits and other business from the greater Philadelphia region in eastern Pennsylvania and contiguous counties in New Jersey and Delaware. Accordingly, we remain subject to the risks associated with a continuing and prolonged decline in the national or local economies. Changes in interest rates also could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed further in the risk factors below.
Our Allowance for Losses on Loans May Not Be Adequate to Cover Probable Losses
We have established an allowance for loan losses based upon various assumptions and judgments about the collectibility of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may become necessary in the future. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations. We may also need to significantly increase our provision for loan losses, particularly if one or more of our larger loans or credit relationships becomes delinquent. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs. During the year ended December 31, 2009, our provision for loan losses was $18.7 million compared to $9.8 million for the year ended December 31, 2008. The provision during 2009 was made upon consideration of, among other factors, management’s further review of certain delinquent and impaired construction and commercial real estate loans. Our allowance for loan losses amounted to 26.28% of non-performing loans and 1.17% of total loans at December 31, 2009.
Our Loans are Concentrated to Borrowers In Our Market Area
At December 31, 2009, the preponderance of our total loans were to individuals and/or secured by properties located in our market area of the Delaware Valley region. We have relatively few loans outside of our market. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Beginning in 2008 and continuing in 2009 and 2010, the Delaware Valley region has experienced a rise in unemployment as well as certain declines in real estate values, both residential and commercial. The decline in real estate values has adversely affected the value of certain collateral securing loans in our portfolio. Continuing increases in unemployment or declines in collateral values could be a factor requiring us to make additional provisions to the allowance for loan losses, which would have a negative impact on net income. Additionally, if we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Market Rates of Interest May Hurt Profitability
Interest rates have recently reached historically low levels. It is likely that, over time, and possibly beginning in 2010, interest rates will increase to what have historically been considered more normal levels. Although management of the Bank attempts to manage this risk, in a period of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest expense paid on our liabilities. As a result, Abington Bank may experience a narrowing or “compression” of our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities. Abington Bank’s net interest spread was 2.43% for the year ended December 31, 2009 compared to 2.21% and 1.94% for the years ended December 31, 2008 and 2007, respectively. In the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net interest income would be expected to increase by $112,000 or 0.31%. Under the same circumstances, our net portfolio value, which is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts, would decrease by $21.1 million or 11.47%.
Competition for Core Deposits Is Increasing
At December 31, 2009, $456.8 million, or 53.8% of our total deposits were certificates of deposit, also known as time deposits, and of that amount $246.0 million or 53.9% of our total certificates of deposit, were “jumbo” certificates of $100,000 or more. At December 31, 2009, low-cost “core deposits” comprised 46.2% of our average total deposits compared to 38.2% and 32.0% for the years ended December 31, 2008 and 2007, respectively. Our success in raising core deposits during 2009 was partially a result of the historically low rates of interest during the year, which caused the return available on time deposits relative to other deposit products, such as core deposits, or other investments to decrease. However, as interest rates rise from their present levels, it is likely that a portion of our customers will transfer significant amounts of their deposits from core deposits to time deposits. In addition, as competition for core deposits continues to increase, it is possible that the percentage of our total deposits that are core deposits will shrink. In today’s economic landscape, banks face competition for core deposits not only from traditional competitors such as other banks and credit unions, but also from investment companies that have reorganized as bank holding companies in the wake of the recent turmoil on Wall Street. If more of our customers invest in time deposits, or if core deposits are lost to competition, the average rate Abington Bank pays on its deposits will be relatively higher. This will have the effect of narrowing our net interest spread and net interest margin relative to the levels at which they might have been had a higher percentage of our deposits been in core deposits. This could adversely affect our profitability. The average rate we paid on our interest-bearing deposits was 2.13% for the year ended December 31, 2009 compared to 2.85% and 3.81% for the years ended December 31, 2008 and 2007, respectively.
Our Portfolio of Loans With a Higher Risk of Loss Has Increased in Recent Years
In recent years, we have increased our originations of construction loans and commercial real estate and multi-family residential real estate loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. The aggregate of construction loans and commercial real estate and multi-family residential loans has increased from $209.4 million or 35.5 % of our total loan portfolio at December 31, 2005 to $339.1 million or 40.9% of the total loan portfolio at December 31, 2009. While we will continue to cautiously originate these types of loans, we expect that lending opportunities may be limited as a result of, among other factors, the current economic environment, and it is likely that we will experience a reduction in our origination of these types of loans in 2010. Construction loans and commercial real estate and multi-family residential real estate loans all generally have a higher risk of loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. At December 31, 2009, $29.3 million or 19.6% of our total outstanding construction loans (which include land acquisition and development loans) were non-performing, and at such date, $6.7 million, or 73.3%, of our allowance for loan losses was allocated to construction loans. Additionally, $4.8 million of our total outstanding commercial real estate and multi-family residential loans were non-performing at such date. At December 31, 2008, the Company had $20.6 million and $2.6 million construction and commercial real estate and multi-family residential loans, respectively, that were considered non-performing.

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
Any future Federal Deposit Insurance Corporation insurance premiums or special assessments will adversely impact our earnings.
On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of approximately $500,000 during the year ended December 31, 2009, to reflect the special assessment. Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period. In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009, and for all of 2010, 2011 and 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we made a payment of $4.6 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded $4.3 million of this payment as a prepaid expense. The prepaid balance will be reduced by the actual expense for our quarterly assessments, until the balance is exhausted. Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.
Proposed regulatory reform may have a material impact on our operations.
The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms. The President’s plan contains several elements that would have a direct effect on the Company and the Bank. Under the proposed legislation, the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution, such as the Company, will be required to register as bank holding companies. As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is currently a savings and loan holding company regulated by the Office of Thrift Supervision. Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation. For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We currently conduct business from our main office, twelve additional full-service banking offices and seven limited service offices. We also maintain a loan processing office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2009.

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In Thousands)

Main Office 180 Old York Road Jenkintown, PA 19046	Owned	N/A	$1,084	$182,032

Loan Processing Office 179 Washington Lane Jenkintown, PA 19046	Owned	N/A	916	N/A

Glenside Branch 273 Keswick Avenue Glenside, PA 19038	Bldg. Owned Ground Leased	12/31/19	429	89,252

Abington Branch 990 Old York Road Abington, PA 19001	Leased	1/31/19	166	61,459

Willow Grove Branch 275 Moreland Road Willow Grove, PA 19090	Owned	N/A	1,399	92,033

Horsham Branch Rt 611 & County Line Road Horsham, PA 19044	Leased	5/31/13	115	37,977

Huntingdon Valley Branch 667 Welsh Road Huntingdon Valley, PA 19006	Leased	12/31/13	51	44,518

Fort Washington Branch 101 Fort Washington Avenue Fort Washington, PA 19034	Leased	8/15/13	100	48,310

Montgomeryville Branch 521 Stump Road North Wales, PA 19454	Leased	3/31/11	13	27,856

Warrington Branch 1111 Easton Road Warrington, PA 18976	Leased	6/30/15	901	42,612

Lansdale Branch 407 S. Broad Street Lansdale, PA 19446	Leased	1/31/17	70	13,593

Chalfont Branch 329 N. Main Street Chalfont, PA 18914	Leased	6/14/14	1,137	15,229

Spring House Branch 800 N. Bethlehem Pike Spring House, PA 19477	Owned	N/A	2,349	27,903

Hatboro Branch 420 S. York Road Hatboro, PA 19040	Leased	N/A	385	25,921

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In Thousands)

Rydal Park Limited Service Office 1515 The Fairway Rydal, PA 19046	Leased	5/21/10	$—	$12,887

Centennial Station Limited Service Office 12106-B Centennial Station Warminster, PA 18974	Leased	7/31/11	1	5,553

Regency Towers Limited Service Office 1003 Easton Road Willow Grove, PA 19090	Leased	10/31/13	—	9,167

Ann’s Choice Limited Service Office 10000 Ann’s Choice Way Warminster, PA 18974	Leased	5/31/12	13	66,956

Ann’s Choice Limited Service Office #2 3000 Ann’s Choice Way Warminster, PA 18974	Leased	5/31/12	2	11,734

Maris Grove Limited Service Office 100 Maris Grove Way Glen Mills, PA 19342	Leased	9/30/11	1	28,733

Whitemarsh Limited Service Office 4000 Fox Hound Drive Lafayette Hill, PA 19444	Leased	3/31/12	29	6,475

ITEM 3.	LEGAL PROCEEDINGS
As of December 31, 2009, we were not, and we presently are not, involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Abington Bank.

ITEM 4.	(REMOVED AND RESERVED)
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Abington Bancorp, Inc. common stock trades on the Nasdaq Global Market under the trading symbol “ABBC.” At the close of business on December 31, 2009, there were 4,401 shareholders of record.

The following table sets forth the high and low sales prices of the Company’s common stock as reported by the Nasdaq Global Market during the periods presented.

	Year Ended December 31,
	2009		2008
	High	Low	High	Low

First Quarter	$9.33	$5.88	$10.55	$8.51
Second Quarter	$9.40	$7.52	$10.98	$8.51
Third Quarter	$9.00	$7.50	$12.40	$8.44
Fourth Quarter	$8.00	$6.28	$10.90	$8.44
The following table summarizes the cash dividends per share of common stock paid by the Company during the periods indicated.

	Year Ended December 31,
	2009	2008

First Quarter	$0.050	$0.050
Second Quarter	$0.050	$0.050
Third Quarter	$0.050	$0.050
Fourth Quarter	$0.050	$0.050

The following graph demonstrates comparison of the cumulative total returns for the common stock of Abington Bancorp, the NASDAQ Composite Index and the SNL Securities Thrift Index for the periods indicated. The graph includes adjustments to reflect the reorganization we completed on June 27, 2007 and assumes that an investor originally purchased shares of our predecessor mid-tier company on December 31, 2004 and exchanged his or her shares in June 2007 pursuant to the exchange ratio for our second step conversion. The graph below represents $100 invested in our common stock at its closing price on December 31, 2004. The cumulative total returns include the payment of dividends by Abington Bancorp.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Abington Bancorp, Inc.	$100.00	$98.20	$147.40	$117.52	$117.99	$90.29
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Thrift Index	100.00	103.53	120.68	72.40	46.07	42.97

*	Source: SNL Financial LC
The Company did not sell any of its equity securities during 2009 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans see Item 12.
(b)	Not applicable.

(c)	Purchases of Equity Securities
The Company’s repurchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased(1)	per Share	or Programs	Programs(2)

October 1, – October 31, 2009	178,967	$7.01	178,967	523,011
November 1, – November 30, 2009	353,488	6.71	353,219	169,792
December 1, – December 31, 2009	93,159	6.71	92,831	76,961

Total	625,614	$6.80	625,017	76,961

(1)	Includes 597 shares purchased during the quarter as permitted by the tax withholding provisions of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

(2)	On March 16, 2009, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,104,168 shares. Purchases under this plan were completed in January 2010.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial and other data of Abington Bancorp, Inc. set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$1,238,112	$1,189,753	$1,079,669	$925,186	$844,072
Cash and cash equivalents	44,714	31,863	68,055	44,565	27,714
Investment securities:
Held-to-maturity	20,387	20,389	20,391	20,393	20,396
Available-for-sale	84,317	69,324	98,781	74,489	78,829
Mortgage-backed securities:
Held-to-maturity	77,150	83,093	46,892	56,144	67,411
Available-for-sale	138,629	151,629	94,124	78,023	79,943

Loans receivable, net	764,560	756,552	682,038	605,063	529,487
FHLB stock	14,608	14,608	10,959	11,241	11,061
Deposits	850,200	664,950	609,613	587,002	501,183
FHLB advances	146,739	257,051	189,558	196,293	201,445
Other borrowed money	16,673	17,610	17,453	17,781	16,114
Stockholders’ equity	214,182	238,101	249,915	114,102	117,231
Banking offices	20	20	18	14	12

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$53,745	$56,262	$56,811	$49,818	$40,011
Total interest expense	22,936	26,498	31,064	27,268	18,999

Net interest income	30,809	29,764	25,747	22,550	21,012
Provision for loan losses	18,737	9,760	457	186	25

Net interest income after provision for loan losses	12,072	20,004	25,290	22,364	20,987
Total non-interest (loss) income	(1,495)	3,055	3,177	2,876	2,798
Total non-interest expense	23,069	21,218	18,685	15,746	14,976

(Loss) income before income taxes	(12,492)	1,841	9,782	9,494	8,809
Income taxes (benefit)	(5,299)	(278)	2,715	2,692	2,507

Net (loss) income	$(7,193)	$2,119	$7,067	$6,802	$6,302

Basic (loss) earnings per share (1)	$(0.36)	$0.10	$0.31	$0.29	$0.26
Diluted (loss) earnings per share (1)	$(0.36)	$0.09	$0.30	$0.28	$0.26
Cash dividends per share (1)	$0.20	$0.20	$0.17	$0.14	$0.09

	Year Ended December 31,
	2009	2008	2007	2006	2005
Selected Operating Ratios(2):
Average yield on interest-earning assets	4.90%	5.42%	6.02%	5.93%	5.30%
Average rate on interest-bearing liabilities	2.47	3.21	4.08	3.80	3.03
Average interest rate spread(3)	2.43	2.21	1.94	2.13	2.27
Net interest margin(3)	2.81	2.87	2.73	2.68	2.78
Average interest-earning assets to average interest-bearing liabilities	118.21	125.66	123.84	117.21	120.28
Net interest income after provision for loan losses to non-interest expense	52.33	94.28	135.35	142.03	140.14
Total non-interest expense to average assets	1.91	1.88	1.86	1.78	1.88
Efficiency ratio(4)	78.70	64.65	64.60	61.93	62.90
Return on average assets	(0.59)	0.19	0.70	0.77	0.79
Return on average equity	(3.15)	0.86	3.79	5.94	5.27
Average equity to average assets	18.85	21.86	18.56	12.94	15.02

	At or For the
	Year Ended December 31,
	2009	2008	2007	2006	2005
Asset Quality Ratios(5):

Non-performing loans as a percent of total loans receivable(6)	4.47%	3.06%	0.23%	0.42%	0.54%
Non-performing assets as a percent of total assets(6)	4.64	2.12	0.14	0.28	0.34
Allowance for loan losses as a percent of non-performing loans	26.28	49.35	116.84	62.69	50.29
Net charge-offs/(recoveries) to average loans receivable	2.81	(0.00)	0.04	0.01	(0.00)

Capital Ratios(7):
Tier 1 leverage ratio	13.14%	14.20%	15.45%	10.54%	10.46%
Tier 1 risk-based capital ratio	20.04	22.06	24.22	16.49	16.93
Total risk-based capital ratio	21.16	24.49	24.49	16.77	17.21

(1)	Earnings per share and cash dividends per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.

(6)	Non-performing assets consist of non-performing loans and real estate owned. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accruing loans. It is our policy, with certain limited exceptions, to cease accruing interest on single-family residential mortgage loans 120 days or more past due and all other loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(7)	Capital ratios are end of period ratios and are calculated for Abington Bank per regulatory requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview—The Company is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization which was completed on June 27, 2007. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits expense, office occupancy and equipment expense, professional services expense, data processing expense, deposit insurance premium expense, advertising and promotions expense, director compensation expense, and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the FDIC and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with twelve other branches and seven limited service facilities located in nearby Montgomery, Bucks and Delaware County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans.

We reported a net loss of $7.2 million for the year ended December 31, 2009, compared to net income of $2.1 million for the year ended December 31, 2008. The Company’s basic and diluted loss per share were both $0.36 for 2009 compared to basic and diluted earnings per share of $0.10 and $0.09, respectively, for 2008. The net loss for 2009 was due primarily to our provision for loan losses, which amounted to $18.7 million for 2009, as well as a net loss on real estate owned (“REO”) of $5.5 million. Our net interest income was $30.8 million for the year ended December 31, 2009, representing an increase of $1.0 million or 3.5% over 2008. The increase in our net interest income for 2009 compared to 2008 occurred as a decrease in our interest expense year-over-year exceeded the decrease in our interest income. Our average interest rate spread increased to 2.43% for 2009 from 2.21% for 2008. Our net interest margin decreased year-over-year to 2.81% for 2009 from 2.87% for 2008 as a result of our deposit growth, which outpaced the growth in our interest-earning assets. Our total non-interest income decreased $4.5 million to a loss of $1.5 million for the year ended December 31, 2009 from income of $3.1 million for the year ended December 31, 2008, due primarily to a $5.4 million increase in net loss on real estate owned year-over-year. Our total non-interest expenses for the year ended December 31, 2009 amounted to $23.1 million compared to $21.2 million for 2008. Our total assets increased $48.4 million, or 4.1%, to $1.24 billion at December 31, 2009 compared to $1.19 billion at December 31, 2008. Our total deposits increased $185.3 million or 27.9% to $850.2 million at December 31, 2009 compared to $665.0 million at December 31, 2008. The increase in deposits during 2009 was due to growth in both core deposits and certificate accounts, but the largest increase was in our core deposits. Our total stockholders’ equity decreased to $214.2 million at December 31, 2009 from $238.1 million at December 31, 2008. The decrease was due primarily to the net losses incurred, as well as costs incurred for our stock repurchase programs during the year.
Critical Accounting Policies, Judgments and Estimates—In reviewing and understanding financial information for Abington Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 in the Notes to the Consolidated Financial Statements included in Item 8 herein. The accounting and financial reporting policies of Abington Bancorp, Inc. conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification (the “Codification” or the “ASC”) as the authoritative source for U.S. GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses, other-than-temporary impairment of securities, and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

The allowance consists of specifically identified amounts for impaired loans, a general allowance, or in some cases a specific allowance, on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.
We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. Current appraisals are typically obtained as soon as practicable once indicators of possible impairment are identified. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.
We typically establish a general valuation allowance on classified and criticized loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by the Company include “doubtful,” “substandard” and “special mention.” For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data and cash flow projections, collateral evaluations, and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Classification of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a general rate for the allowance percentage to be assigned to the loans within that category. The general allowance percentage is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions. Although the classification of a loan within a given category assists us in our analysis of the risk of loss, the actual allowance percentage assigned to each loan within a category is adjusted for the specific circumstances of each classified loan, including an evaluation of the appraised value of the specific collateral for the loan, and will often differ from the general rate for the category. These classified loans, in the aggregate, represent an above-average credit risk and it is expected that more of these loans will prove to be uncollectible compared to loans in the general portfolio.
We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike amounts which have been specifically identified with respect to particular problem loans, is not established on an individual loan-by-loan basis. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we identify similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. These portfolios generally have high credit scores and strong loan-to-value ratios (typically below 80% at origination), and have not been significantly impacted by recent housing price depreciation. For our commercial real estate and construction loan portfolios, a further analysis is made in which we segregated the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors are then considered for each type of loan, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience. In prior periods, we evaluated our loss experience using a time period of five years, to capture a full cycle of trends over the lives of our loans. Due to the significant downturn in economic and business conditions in recent periods, however, as well as our changing loss experience during that time, we placed a higher reliance on our recent loss history than on our prior loss history in determining our expectation of future losses. More specifically, we considered our loss history for the 2009 year as the primary factor in analyzing our historical losses. This analysis resulted in our conclusion that there should be a significant increase in the historical loss factor with respect to our construction loan portfolio, compared to the historical loss figure for the five-year period. The loss factors utilized with respect to our other loan categories in establishing our allowance for loan losses at December 31, 2009 remained relatively consistent with our analyses used in prior periods.

The allowance is adjusted for significant other factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors, many of which have been previously discussed, may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment. Although we review key ratios, such as the allowance for loan losses as a percentage of non-performing loans and total loans receivable, in order to help us understand the trends in our loan portfolio, we do not try to maintain any specific target range for these ratios.
While management uses the best information available to make loan loss allowance valuations, adjustments to the allowance may be necessary based on changes in economic and other conditions, changes in the composition of the loan portfolio or changes in accounting guidance. In times of economic slowdown, either regional or national, as has occurred in recent periods, the risk inherent in the loan portfolio could increase resulting in the need for additional provisions to the allowance for loan losses in future periods. An increase could also be necessitated by an increase in the size of the loan portfolio or in any of its components even though the credit quality of the overall portfolio may be improving. In addition, the Pennsylvania Department of Banking and the FDIC, as an integral part of their examination processes, periodically review our allowance for loan losses. The Pennsylvania Department of Banking or the FDIC may require the recognition of adjustment to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.
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
In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:
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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2009 and 2008, while we did not have any assets that were measured at fair value on a recurring basis using Level 3 measurements, we did have assets that were measured at fair value on a nonrecurring basis using Level 3 measurements. See Note 16 in the Notes to the Consolidated Financial Statements included in Item 8 herein for a further description of our fair value measurements.
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income, except for equity securities, where the full amount of the other-than-temporary impairment is recognized in earnings.

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
Recent Accounting Pronouncements—In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement was codified in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets, which updates ASC 860, Transfers and Servicing. The updated guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire involvement with the transferred financial asset. The guidance also enhances information reported to financial statement users by increasing the transparency of disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets. The amended guidance in ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. The adoption did not have a significant impact on our financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement was codified in December 2009 through the issuance of ASU 2009-17, Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities, which updated ASC 810, Consolidations. The updated guidance amends tests for variable interest entities to determine whether a variable interest entity (a “VIE”) must be consolidated. The updated guidance requires an entity to determine whether it has a controlling financial interest in a VIE through an approach focused on identifying which reporting entity has (1) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. The updated guidance also requires enhanced disclosures about a reporting entity’s involvement with VIEs and about any significant changes in risk exposure as a result of that involvement. The amended guidance in ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. The adoption did not have any impact on our financial position or results of operations.
In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance clarifies how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company adopted this guidance on October 1, 2009. The adoption did not have a significant impact on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance in ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company does not expect that the guidance will have a significant impact on our financial position or results of operations.
In February 2010, the FASB issue ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which updates ASC 855, Subsequent Events. This updated guidance removes the requirement for public entities to disclose the date through which subsequent events procedures have been evaluated. The Board decided to remove this disclosure requirement because public entities already have a regulatory requirement to review subsequent events up through the filing or furnishing of financial statements with the SEC. The Company adopted this guidance upon its issuance. The adoption did not have any impact on our financial position or results of operations. The Company already evaluated events and transactions that occurred after the balance sheet date through the date the financial statements are issued for potential recognition in the financial statements.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2009 AND DECEMBER 31, 2008
Our total assets increased $48.4 million, or 4.1%, to $1.24 billion at December 31, 2009 compared to $1.19 billion at December 31, 2008. The balance of our net loans receivable increased $8.0 million during 2009. Our largest loan growth was in multi-family residential and commercial real estate loans, which increased $33.4 million during 2009 and home equity lines of credit, which increased $9.2 million during 2009. These increases were substantially offset by decreases in our one- to four-family residential loans and construction loans of $20.9 million and $15.9 million, respectively. Our REO grew by $21.1 million to $22.8 million at December 31, 2009 compared to $1.7 million at December 31, 2008. The growth in REO was due to the acquisition of collateral properties in settlement of certain non-performing loans. Our total cash and cash equivalents increased $12.9 million to $44.7 million at December 31, 2009 compared to $31.9 million at December 31, 2008. Additionally, the aggregate balance of our investment securities held to maturity and available for sale increased $15.0 million year-over-year, but was offset by a decrease of $18.9 million in the aggregate balance of our mortgage-backed securities held to maturity and available for sale. Our prepaid expenses and other assets increased $9.5 million during 2009 to $10.5 million at December 31, 2009 due primarily to a federal income tax refund receivable of $5.4 million and a prepaid FDIC assessment of $4.3 million. The federal income tax refund receivable was primarily a result of our net loss for the year. The prepaid FDIC assessment was a result of the FDIC’s requirement for all insured financial institutions to prepay their quarterly assessments through 2012.
Our total deposits increased $185.3 million or 27.9% to $850.2 million at December 31, 2009 compared to $665.0 million at December 31, 2008. The increase during 2009 was due to growth in both core deposits and certificate accounts, but the largest increase was in our core deposits. During 2009, our savings and money market accounts grew $117.4 million, or 79.3%, and our checking accounts grew $22.4 million, or 21.2%, resulting in an increase to core deposits of $139.8 million, or 55.1%. Our certificate accounts also increased, growing $45.5 million or 11.0%. A significant portion of the funds from our deposit growth were used to pay down our advances from the FHLB. Advances from the FHLB decreased $110.3 million or 42.9% to $146.7 million at December 31, 2009 compared to $257.1 million at December 31, 2008. The repayment of a portion of our advances was based on a number of factors including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB.

Our total stockholders’ equity decreased to $214.2 million at December 31, 2009 from $238.1 million at December 31, 2008. The decrease was due primarily to the net losses incurred, as well as costs incurred for our stock repurchase programs during the year. Our retained earnings decreased by $11.2 million at December 31, 2009 compared to December 31, 2008 primarily as a result of our $7.2 million loss for the 2009 year combined with the payment of quarterly cash dividends of $4.0 million in the aggregate. During 2009, we repurchased approximately 2.3 million shares of the Company’s common stock for an aggregate cost of approximately $16.7 million as part of our stock repurchase plans. Our decisions to repurchase our common stock were based on determinations by management and the Board of Directors that the current trading price of our stock, which remains below book value, provided an opportunity to utilize our current capital to repurchase shares in a manner intended to positively affect shareholder value. Towards this end, we recently announced a new share repurchase plan, our fourth, after the completion of our third share repurchase plan in January 2010. Our flexibility to undertake such a strategy is the result of our strong overall capital position. Even after the impact of our net loss reported for 2009, the Bank’s regulatory capital levels far exceed requirements for well capitalized institutions.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2009, our cash and cash equivalents amounted to $44.7 million. In addition, at that date we had $5.7 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $222.9 million at December 31, 2009.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2009, we had certificates of deposit maturing within the next 12 months of $328.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. Our borrowings consist primarily of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the FHLB as collateral for such advances. As of December 31, 2009, we had $146.7 million in outstanding FHLB advances, and we had $384.3 million in additional FHLB advances available to us. During 2009, we significantly reduced our outstanding balance of advances from the FHLB. We determined to repay a portion of our FHLB advances in 2009 due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.

Our total stockholders’ equity decreased to $214.2 million at December 31, 2009 from $238.1 million at December 31, 2008. The decrease was due primarily to the net losses incurred, as well as costs incurred for our stock repurchase programs during the year. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in June 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. The net proceeds received by the Bank further strengthened its capital position, which already exceeded all regulatory requirements (see table below). Our long-term plan continues to be to leverage our capital through retail deposit and loan growth. Specifically, we have used the net proceeds received by the Bank to fund new loans, to invest in mortgage-backed securities, to finance the expansion of our business activities, including developing new branch locations and for general corporate purposes. The remaining net proceeds held by the Company were deposited in the Bank. As discussed above under, “Comparison of Financial Condition at December 31, 2009 and December 31, 2008” we have utilized a significant amount of our capital to repurchase shares of our common stock during 2009. We expect that this will positively affect shareholder value through increased earnings per share and return on equity. During 2009, we paid a quarterly cash dividend of $0.05 per share each quarter. In the long term, these proceeds may be used to invest in securities and to finance the possible acquisition of financial institutions or branch offices or other businesses that are related to banking. Although we currently have no plans, understandings or agreements with respect to any specific acquisitions, we are constantly considering potential opportunities to increase long-term shareholder value.
The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	December 31,	December 31,	Regulatory	To Be Well
	2009	2008	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	13.14%	14.20%	4.00	5.00%
Tier 1 risk-based capital ratio	20.04	22.06	4.00	6.00
Total risk-based capital ratio	21.16	23.32	8.00	10.00
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
At December 31, 2009, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”, respectively) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”, respectively). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008.

The Company also has an employee stock ownership plan (“ESOP”). Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
For a further discussion of these plans, see Note 13 in the Notes to the Consolidated Financial Statements included in Item 8 herein.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2009 and 2008, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2009 and 2008, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $125.9 million and $135.4 million, respectively, in the aggregate.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2009 and December 31, 2008, the Bank had letters of credit outstanding of approximately $48.5 million and $48.9 million, respectively, of which $47.6 million and $47.4 million, respectively, were standby letters of credit. At December 31, 2009 and 2008, the uncollateralized portion of the letters of credit extended by the Bank was approximately $219,000 and $109,000, respectively, all of which was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit was not material as of December 31, 2009 and 2008.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At December 31, 2009, such exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2009.

		Amount of Commitment Expiration — Per Period
			After One to	After Three
	Total Amounts	Within	Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$48,510	$22,874	$25,635	$—	$1
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	2,081	2,081	—	—	—
Unused portion of home equity lines of credit	27,631	—	—	—	27,631
Unused portion of commercial lines of credit	41,960	41,960	—	—	—
Undisbursed portion of construction loans in process	54,199	33,500	20,699	—	—

Total commitments	$174,566	$100,415	$46,334	$—	$27,817

The following table summarizes our contractual cash obligations at December 31, 2009. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One to	After Three
		Within	Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$456,774	$328,568	$48,964	$39,376	$39,866

FHLB advances	146,739	35,082	23,417	53,975	34,265
Repurchase agreements	16,673	16,673	—	—	—

Total debt	163,412	51,755	23,417	53,975	34,265

Operating lease obligations	4,893	879	1,620	1,137	1,257

Total contractual obligations	$625,079	$381,202	$74,001	$94,488	$75,388

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
General. We reported a net loss of $7.2 million for the year ended December 31, 2009, compared to net income of $2.1 million for the year ended December 31, 2008. The Company’s basic and diluted loss per share were both $0.36 for 2009 compared to basic and diluted earnings per share of $0.10 and $0.09, respectively, for 2008. The net loss for 2009 was due primarily to our provision for loan losses, which amounted to $18.7 million for 2009, as well as a net loss on real estate owned of $5.5 million. Our net interest income was $30.8 million for the year ended December 31, 2009, representing an increase of $1.0 million or 3.5% over 2008. The increase in our net interest income for 2009 compared to 2008 occurred as a decrease in our interest expense year-over-year exceeded the decrease in our interest income. Our average interest rate spread increased to 2.43% for 2009 from 2.21% for 2008. Our net interest margin decreased year-over-year to 2.81% for 2009 from 2.87% for 2008 as a result of our deposit growth, which outpaced the growth in our interest-earning assets. Our total non-interest income decreased $4.5 million to a loss of $1.5 million for the year ended December 31, 2009 from income of $3.1 million for the year ended December 31, 2008, due primarily to a $5.4 million increase in net loss on real estate owned year-over-year. Our total non-interest expenses for the year ended December 31, 2009 amounted to $23.1 million compared to $21.2 million for 2008.
Interest Income. Interest income for the year ended December 31, 2009 decreased $2.5 million or 4.5% over the comparable 2008 period to $53.7 million. The decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $59.2 million or 5.7% to $1.10 billion for 2009 from $1.04 billion for 2008. The increase was driven by a $51.8 million increase in the average balance of our loans receivable and a $31.1 million increase in the average balance of our mortgage-backed securities that were partially offset by decreases in the average balances of our investment securities and other interest-earning assets. The average yield earned on our total interest-earning assets decreased 52 basis points to 4.90% for 2009 from 5.42% for 2008. Decreases in the average yields earned on our investment securities, loans receivable and other interest-earning assets of 87 basis points, 62 basis points and 225 basis points, respectively, more than offset an 8 basis point increase in the average yield earned on our mortgage-backed securities. The decreases in the average yields earned on our interest-earning assets were primarily the result of the current interest rate environment, as reflected by the actions of the Federal Reserve Board’s Open Market Committee in significantly cutting the federal funds rate throughout 2008 and maintaining a rate of near zero throughout 2009. The decrease in the yield on our other interest-earning assets was also impacted by the decision of the FHLB to suspend the dividend on their stock during the fourth quarter of 2008. As of December 31, 2009 and 2008, we held approximately 146,000 shares of FHLB capital stock with a book value of $14.6 million. We earned no dividend income on our FHLB stock during 2009 compared to dividend income of $261,000 in 2008. The FHLB’s suspension of dividends is continuing and will again adversely impact interest income in 2010.
Interest Expense. Interest expense for the year ended December 31, 2009 decreased $3.6 million or 13.4% over 2008 to $22.9 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 74 basis points to 2.47% for 2009 from 3.21% for 2008. The average rate we paid on our total deposits decreased 72 basis points year-over-year, driven by a 78 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $127.3 million or 21.3% to $723.8 million for 2009 from $596.5 million for 2008 due primarily to growth in our core deposits. The average balance of our core deposits increased $91.9 million or 50.4% to $274.3 million for 2009 from $182.4 million for 2008. The average balance of our advances from the FHLB decreased $28.6 million or 13.6% to $180.9 million for 2009 from $209.5 million for 2008 as we decreased our utilization of this source of funding during 2009. The average rate paid on our advances in 2009 decreased 25 basis points year-over-year. Although the average balance of our other borrowings increased $3.5 million or 17% in 2009 compared to 2008, the increase in the balance was more than offset by decrease in the average rate paid on our other borrowings of 149 basis points year-over-year.

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

	Years Ended December 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$89,026	$3,226	3.62%	$104,685	$4,698	4.49%
Mortgage-backed securities	214,716	10,158	4.73	183,589	8,538	4.65
Loans receivable(2)	755,279	40,320	5.34	703,496	41,941	5.96
Other interest-earning assets	37,956	41	0.11	46,039	1,085	2.36

Total interest-earning assets	1,096,977	53,745	4.90	1,037,809	56,262	5.42

Cash and non-interest bearing balances	23,046			22,293
Other non-interest-earning assets	90,445			66,379

Total assets	$1,210,468			$1,126,481

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$200,576	2,547	1.27	$119,082	1,913	1.61
Checking accounts	73,708	38	0.05	63,310	20	0.03
Certificate accounts	449,508	12,855	2.86	414,086	15,092	3.64

Total deposits	723,792	15,440	2.13	596,478	17,025	2.85
FHLB advances	180,939	7,423	4.10	209,498	9,115	4.35
Other borrowings	23,271	73	0.31	19,887	358	1.80

Total interest-bearing liabilities	928,002	22,936	2.47	825,863	26,498	3.21

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	42,132			40,281
Real estate tax escrow accounts	3,283			3,247
Other liabilities	8,938			10,811

Total liabilities	982,355			880,202
Stockholders’ equity	228,113			246,279

Total liabilities and stockholders’ equity	$1,210,468			$1,126,481

Net interest-earning assets	$168,975			$211,946

Net interest income; average interest rate spread		$30,809	2.43%		$29,764	2.21%

Net interest margin(3)			2.81%			2.87%

(1)	Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.8 million and an average yield of 3.9%. Investment securities for the 2008 period include 132 tax-exempt municipal bonds with an aggregate average balance of $35.8 million and an average yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

(3)	Equals net interest income divided by average interest-earning assets.

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

	2009 vs. 2008
	Increase (Decrease) Due to
			Rate/	Total Increase
	Rate	Volume	Volume	(Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$(905)	$(703)	$136	$(1,472)
Mortgage-backed securities	147	1,448	25	1,620
Loans receivable, net	(4,385)	3,087	(323)	(1,621)
Other interest-earning assets	(1,035)	(190)	181	(1,044)

Total interest-earning assets	(6,178)	3,642	19	(2,517)

Interest expense:
Savings accounts	(401)	1,309	(274)	634
Checking accounts	13	3	2	18
Certificate accounts	(3,250)	1,291	(278)	(2,237)

Total deposits	(3,638)	2,603	(550)	(1,585)
FHLB advances	(520)	(1,243)	71	(1,692)
Other borrowed money	(296)	61	(50)	(285)

Total interest-bearing liabilities	(4,454)	1,421	(529)	(3,562)

Increase in net interest income	$(1,724)	$2,221	$548	$1,045

(1)	Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.8 million and an average yield of 3.9%. Investment securities for the 2008 period include 132 tax-exempt municipal bonds with an aggregate average balance of $35.8 million and an average yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
Provision for Loan Losses. We recorded a provision for loan losses of $18.7 million for the year ended December 31, 2009, compared to a provision of $9.8 million for the year ended December 31, 2008. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Our provision for loan losses during 2009 was due primarily to provisions with respect to our construction loan portfolio (which includes land acquisition and development loans). Our loan portfolio at December 31, 2009 included an aggregate of $34.6 million of non-performing loans, net of $9.6 million of charge-offs on those loans during 2009. At December 31, 2009, $29.3 million of our non-performing loans were construction loans, of which $26.0 million became non-performing during 2009. All of the $9.6 million in charge-offs on non-performing loans during 2009 were on construction loans. Among the additions to our balance of non-performing loans during 2009 were the Company’s participation interests in three shared national credit loans, with an aggregate outstanding balance of $9.0 million at December 31, 2009, net of $7.6 million in charge-offs. Based on our analysis of the circumstances surrounding these loans, which are included in our construction loan portfolio, and having considered the $7.6 million that was already charged-off during 2009, no additional valuation allowance was considered necessary on these loans at December 31, 2009. Also among the additions to our non-performing loan balance during 2009 were four construction loans and two commercial real estate loans to three borrowers, with an aggregate outstanding balance of $15.3 million at December 31, 2009, net of $1.8 million in charge-offs. At December 31, 2009, $3.6 million of our allowance for loan losses was allocated to these loans. The balance of our non-performing loans at December 31, 2009 was lower than it would have otherwise been due to the aforementioned charge-offs of $9.6 million, as well as the transfer of certain loans to real estate owned (“REO”). During 2009, 13 loans, with an aggregate outstanding balance of $25.6 million, net of $7.9 million of charge-offs, were transferred to REO. Of these loans, seven loans with an aggregate outstanding balance of $24.7 million, net of $7.8 million of charge-offs, were construction loans (which include land acquisition and development loans). As of December 31, 2009, 19.6% of our $149.4 million of total outstanding construction loans were non-performing, and at such date, $6.7 million, or 73.3%, of our allowance for loan losses was allocated to construction loans. At December 31, 2009 and December 31, 2008, our non-performing loans amounted to 4.47% and 3.06%, respectively, of loans receivable, and our non-performing assets amounted to 4.64% and 2.12% of total assets, respectively. At December 31, 2009 and December 31, 2008, our allowance for loan losses amounted to 26.28% and 49.35%, respectively, of non-performing loans. Our allowance for loan losses decreased as a percentage of non-performing loans year-over-year, despite an increase in our non-performing loans over the same period, due primarily to our high level of net charge-offs in 2009. During 2009 and continuing into 2010, review of the Company’s loan portfolio, particularly its construction loans, and resolution efforts with respect to non-performing assets have been a central focus of our management team. Our ability to reduce the overall level of the Company’s non-performing assets and to resolve our existing non-performing assets without incurring significant additional provisions for loan losses or additional charge-offs is likely to be a key factor in our 2010 results of operations. Given the continuing effects of the economic recession in the Company’s market area in general and, in particular, on some of the Company’s larger borrowers, some of whom are in troubled financial condition and either are or may soon be involved in bankruptcy proceedings, no assurance can be given that additional provisions for loan losses or loan charge-offs may not be required in the coming quarters.
Non-interest Income. Our total non-interest income decreased $4.5 million to a loss of $1.5 million for the year ended December 31, 2009 from income of $3.1 million for the year ended December 31, 2008. The decrease was due primarily to a $5.4 million increase in net loss on REO year-over-year. The $5.5 million net loss on REO recognized during 2009 was due primarily to an expense of $4.5 million in the aggregate to write-down the value of certain REO properties, as well as to additional expenses to maintain our REO properties throughout the year. We expect to incur additional expenses in 2010 related to the maintenance of our REO properties. Our net loss on REO was partially offset as no securities impairment charge was recognized during 2009 compared to an impairment charge on investment securities of $869,000 recognized during 2008. Decreases in our service charge income and income on bank owned life insurance (“BOLI”) of $58,000 and $88,000, respectively, as well as a $141,000 decrease in our gain on sale of securities were mostly offset by a $262,000 increase in our other non-interest income year-over-year. The most significant factor contributing to the increase in other non-interest income was a $112,000 increase in rental income as a result of rent received on certain REO properties.
Non-interest Expenses. Our total non-interest expenses for the year ended December 31, 2009 amounted to $23.1 million, representing an increase of $1.9 million or 8.7% from the year ended December 31, 2008. The most significant increase was in our deposit insurance premium expense, which increased $1.3 million or 260.1% to $1.8 million for 2009. The increase in the insurance premium was due to an increase in our regular quarterly premium as a result of a new fee structure implemented by the FDIC, as well as a special assessment by the FDIC on all insured institutions during the second quarter of 2009. Although no special assessment is currently expected for 2010, we expect the higher level of deposit insurance premiums to continue based on the FDIC’s new fee structure. Our occupancy, data processing and professional services expenses experienced the next largest increases year-over-year. Our occupancy expense increased $245,000 or 11.4% year-over-year, primarily as a result of higher real estate taxes on certain of our branches, as well as higher expenses related to maintenance of certain equipment, primarily certain computer equipment. Our data processing expense increased $111,000 or 7.4% year-over-year, due in part to a higher number of transactions as a result of our deposit growth. Our professional services expense increased $108,000 or 8.9% due primarily to additional legal expenses incurred in connection with the resolution of certain non-performing loans. We expect to incur additional legal fees in 2010 in connection with the ongoing resolution of our non-performing loans and non-performing assets.

Income Tax Expense. We recorded an income tax benefit of approximately $5.3 million for the year 2009 compared to a benefit of approximately $278,000 for the year 2008. The benefit recognized in 2009 was a result of our overall net loss, and was significantly impacted by the immediate tax benefit of certain expense incurred during the year in relation to our loan charge-offs. While the portion of our total income that is generated from tax-exempt municipal securities and BOLI contributed to our overall tax benefit in 2009, it was a less significant factor than in 2008, due to the proportion of this income to our overall pre-tax loss in 2009 compared to the proportion of this income to our overall pre-tax income in 2008.
COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
General. We had net income of $2.1 million for the year ended December 31, 2008, compared to net income of $7.1 million for the year ended December 31, 2007. Basic and diluted earnings per share were $0.10 and $0.09, respectively, for 2008 compared to $0.31 and $0.30, respectively, for 2007. The decrease in our net income for 2008 compared to 2007 was due primarily to our provision for loan losses, which amounted to $9.8 million for 2008. Our allowance for loan losses increased to $11.6 million at December 31, 2008 from $1.8 million at December 31, 2007. Our net interest income was $29.8 million for the year ended December 31, 2008, representing an increase of 15.6% over 2007. The increase in our net interest income was due to a lower interest expense in 2008 which more than offset a decrease in interest income. Our average interest rate spread and net interest margin improved to 2.21% and 2.87%, respectively, for 2008 from 1.94% and 2.73%, respectively, for 2007. Our non-interest income decreased $123,000 or 3.9% to $3.1 million for 2008 from $3.2 million for 2007. Our non-interest expense increased, growing $2.5 million or 13.6% to $21.2 million for 2008 from $18.7 million for 2007.
Interest Income. Interest income for the year ended December 31, 2008 decreased $549,000 or 1.0% over 2007 to $56.3 million. The decrease occurred as growth in the average balance of our total interest-earning assets was offset by a decrease in the average yield earned on our total interest-earning assets. The average balance of our total interest-earning assets increased $93.8 million or 9.9% to $1.04 billion for 2008 from $944.0 million for 2007. The most substantial growth was in the average balance of our mortgage-backed securities, which increased $52.4 million or 40.0% year-over-year, and in the average balance of our loans receivable which increased $57.0 million or 8.8% year-over-year. The average yield earned on our total interest-earning assets decreased 60 basis points to 5.42% for 2008 from 6.02% for 2007. Most significant was a 78 basis point decrease in the average yield earned on our loans receivable and a 220 basis point decrease in the average yield earned on our other interest-earning assets. The decreases in the yields were primarily the result of the declining interest rate environment in 2008. The decrease in the yield on our other interest-earning assets in 2008 compared to 2007 was also impacted by the decision of the FHLB to suspend the dividend on their stock during the fourth quarter of 2008. Dividend income on FHLB stock amounted to $261,000 and $640,000, respectively, in the years ended December 31, 2008 and 2007.

Interest Expense. Interest expense for the year ended December 31, 2008 decreased $4.6 million or 14.7% over 2007 to $26.5 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average balance of our total interest-bearing liabilities increased $63.6 million or 8.3% to $825.9 million for 2008 from $762.2 million for 2007. The most substantial growth was in the average balance of our deposits which increased $37.9 million or 6.8% year-over-year, due primarily to growth in our core deposits. The average balance of our core deposits increased $29.1 million or 19.0% to $182.3 million for 2008 from $153.3 million for 2007. The average balance of our advances from the FHLB also increased significantly, growing $26.1 million or 14.2% to $209.5 million for 2008 from $183.4 million for 2007. The average rate we paid on our total interest-bearing liabilities decreased 87 basis points to 3.21% for the 2008 from 4.08% for 2007. The average rate we paid on our total deposits in 2008 decreased 96 basis points, year-over-year, driven by a 129 basis point decrease in the average rate paid on our certificates of deposit. Additionally, the average rate we paid on our advances from the FHLB decreased 51 basis points to 4.35% for 2008 from 4.86% for 2007 and the average rate we paid on our other borrowed money decreased 250 basis points to 1.80% for 2008 from 4.30% for 2007.

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

	Years Ended December 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$104,685	$4,698	4.49%	$105,219	$4,737	4.50%
Mortgage-backed securities	183,589	8,538	4.65	131,147	5,696	4.34
Loans receivable(2)	703,496	41,941	5.96	646,467	43,592	6.74
Other interest-earning assets	46,039	1,085	2.36	61,132	2,786	4.56

Total interest-earning assets	1,037,809	56,262	5.42	943,965	56,811	6.02%

Cash and non-interest bearing balances	22,293			20,418
Other non-interest-earning assets	66,379			39,777

Total assets	$1,126,481			$1,004,160

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$119,082	1,913	1.61	$94,890	1,256	1.32%
Checking accounts	63,310	20	0.03	58,383	33	0.06
Certificate accounts	414,086	15,092	3.64	405,335	19,999	4.93

Total deposits	596,478	17,025	2.85	558,608	21,288	3.81
FHLB advances	209,498	9,115	4.35	183,379	8,905	4.86
Other borrowings	19,887	358	1.80	20,247	871	4.30

Total interest-bearing liabilities	825,863	26,498	3.21	762,234	31,064	4.08%

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	40,281			41,296
Real estate tax escrow accounts	3,247			2,860
Other liabilities	10,811			11,415

Total liabilities	880,202			817,805
Stockholders’ equity	246,279			186,355

Total liabilities and stockholders’ equity	$1,126,481			$1,004,160

Net interest-earning assets	$211,946			$181,731

Net interest income; average interest rate spread		$29,764	2.21%		$25,747	1.94%

Net interest margin(3)			2.87%			2.73%

(1)	Investment securities for the 2008 period include 132 tax-exempt municipal bonds with an aggregate average balance of $35.8 million and an average yield of 3.9%. Investment securities for the 2007 period include 71 tax-exempt municipal bonds with an aggregate average balance of $21.4 million and an average yield of 4.2%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

(3)	Equals net interest income divided by average interest-earning assets.

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
Provision for Loan Losses. We recorded a provision for loan losses of $9.8 million for the year ended December 31, 2008 compared to a provision for loan losses of $457,000 for the year ended December 31, 2007. As of December 31, 2008, our allowance for loan losses amounted to $11.6 million, or 1.5% of total loans, compared to $1.8 million, or 0.3% of total loans, at December 31, 2007. Our loan portfolio at December 31, 2008 included an aggregate of $23.5 million of non-performing loans compared to $1.6 million of non-performing loans at December 31, 2007. At December 31, 2008, our largest single group of non-performing loans was comprised of three construction loans with an aggregate outstanding balance to the Bank of $15.1 million at such date. These three loans, which were more than 90 days past due, on non-accrual status and considered impaired at December 31, 2008, were for the construction of a 40-unit, high rise residential condominium project in Center City, Philadelphia. During the quarter ended December 31, 2008, $2.8 million of our provision for loan losses was allocated to these three loans and, as of December 31, 2008, $3.7 million of our allowance for loan losses was allocated to these three loans. The increase in the allowance for loan losses allocated to these loans during 2008 was based on management’s further review of this loan relationship and consideration of a recently completed examination by the FDIC. During the fourth quarter of 2008, the Company also made provisions to the allowance for loan losses of $4.2 million in the aggregate upon management’s review of seven other construction and commercial real estate loans, with an aggregate outstanding balance of $17.5 million at December 31, 2008. Certain of the principals or guarantors for these seven loans also were principals involved in the non-performing 40-unit condominium construction project described above or certain other projects undertaken by the principals of those loans. Of these seven additional loans, two construction loans and two commercial real estate loans, with an aggregate balance of $7.3 million, were more than 90 days past due, on non-accrual status and deemed to be impaired at December 31, 2008. At December 31, 2008 and December 31, 2007, our non-performing loans amounted to 3.06% and 0.23% of loans receivable, respectively, and our allowance for loan losses amounted to 49.4% and 116.8% of non-performing loans, respectively.

Non-interest Income. Our total non-interest income for the year ended December 31, 2008 amounted to $3.1 million compared to $3.2 million for the year ended December 31, 2007. The decrease in non-interest income in 2008 compared to 2007 was due primarily to securities impairment charges aggregating $869,000 and a loss on the sale REO of $150,000. The impairment charge was taken to write-down the carrying value of our investment in a mortgage-backed securities based mutual fund to its fair value of $2.5 million at December 31, 2008, based on our determination that the investment, the AMF Ultra Short Mortgage Fund, was other-than-temporarily impaired. The loss on the sale of REO resulted from the sale of two properties in December 2008. The first property, with an aggregate carrying value of $952,000, was sold for a gain of approximately $25,000. The second property, with a carrying value of $700,000, was sold for a loss of approximately $175,000. As of December 31, 2008, we held two additional properties as REO with an aggregate carrying value of $1.7 million. The securities impairment charge and loss on the sale of real estate owned were partially offset by an increase in income on BOLI of $773,000 and a gain on the sale of securities of $146,000. The increase in income on BOLI resulted mainly from the purchase of $20.0 million of additional BOLI during the third quarter of 2007.
Non-interest Expenses. Our total non-interest expenses for the year ended December 31, 2008 amounted to $21.2 million, representing an increase of $2.5 million or 13.6% from the year ended December 31, 2007. The largest increases in non-interest expenses in 2008 compared to 2007 were in salaries and employee benefits, director compensation and other non-interest expenses as well as occupancy expense and professional services expense. Salaries and employee benefits expense increased $1.2 million or 12.3%, year-over-year, due, in part, to growth in the total number of employees, normal merit increases in salaries, and higher health and insurance benefit costs, as well as an additional expense of $870,000 recognized during 2008 for the issuance of awards to officers and employees under the 2007 SOP and the 2007 RRP, which were approved by shareholders in January 2008. These increases in 2008 were partially offset by a decrease of $226,000 in our employee profit sharing expense. This expense, which relates to the year-end bonuses for officers and employees, is based on various factors considered by the Compensation Committee and the Board of Directors, including the Company’s net income. Additionally, the expense for our supplemental retirement plan (“SERP”) decreased by $242,000 in 2008 due to the retirement of one of our executive officers. Directors compensation increased $380,000 or 80.2% in 2008 compared to 2007 primarily due to the issuance of awards under our 2007 SOP and 2007 RRP. The expense recorded for the 2007 SOP awards is based on the estimated fair value of the awards on the grant date, in accordance with ASC 718, using the Black-Scholes Single Option Pricing Model, however the option awards have no economic value to the directors unless the share price of the Company’s common stock exceeds the strike price of the options. The economic value of the 2007 RRP awards to the directors is also based on the value of the Company’s common stock. Other non-interest expenses increased $622,000 or 27.5% in 2008 compared to 2007 due primarily to a $354,000 increase in deposit insurance premiums and a $104,000 increase in expenses for real estate owned. The increase in deposit insurance premiums in 2008 was based on a new fee structure implemented by the FDIC. Occupancy expense increased by $160,000 or 8.1%, year-over-year, primarily as a result of our additional branches opened in 2007 and 2008 as well as additional equipment and computer costs for all of our facilities. Professional services expense increased $102,000 or 9.1%, year-over-year, due to increases in both legal and accounting fees. The increase in legal fees was due, in part, to expenses related to the special meeting of shareholders held in January 2008 as well as expenses incurred in connection with the resolution of certain non-performing loans.

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
The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee at Abington Bank, which is comprised of our President and Chief Executive Officer, three Senior Vice Presidents, one Vice Presidents of Lending and our Controller, and which is responsible for reviewing our asset/liability policies and interest rate risk position. The Asset/Liability Committee meets on a regular basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.
Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 1.30% at December 31, 2009, compared to a negative 10.27% at December 31, 2008.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 21%. The annual prepayment rate for mortgage-backed securities is assumed to range from 3% to 35%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$303,253	$59,302	$166,576	$91,671	$134,231	$755,033
Mortgage-backed securities	39,977	27,821	69,763	35,639	37,867	211,067
Investment securities	6,610	3,659	44,730	17,355	30,938	103,292
Other interest-earning assets	40,381	—	—	—	—	40,381

Total interest-earning assets	390,221	90,782	281,069	144,665	203,036	1,109,773

Interest-bearing liabilities:
Savings and money market accounts	$39,600	$39,600	$99,875	$45,955	$40,458	$265,488
Checking accounts	—	—	—	—	82,792	82,792
Certificate accounts	206,509	126,120	44,906	39,375	39,864	456,774
FHLB advances	58,677	9,903	32,302	26,891	18,966	146,739
Other borrowed money	16,673	—	—	—	—	16,673

Total interest-bearing liabilities	321,459	175,623	177,083	112,221	182,080	968,466

Interest-earning assets less interest-bearing liabilities	$68,762	$(84,841)	$103,986	$32,444	$20,956	$141,307

Cumulative interest-rate sensitivity gap (3)	$68,762	$(16,079)	$87,907	$120,351	$141,307

Cumulative interest-rate gap as a percentage of total assets at December 31, 2009	5.55%	(1.30)%	7.10%	9.72%	11.41%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2009	121.39%	96.77%	113.04%	115.30%	114.59%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2009 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

				NPV as % of Portfolio
Change in Interest Rates In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
200bp	$162,833	$(21,098)	(11.47)%	13.78%	(101)	bp
100	174,867	9,064)	(4.93)	14.41	(38)
Static	183,931	—	—	14.80	—
(100)	193,573	9,642	5.24	15.19	39
(200)	181,378	(2,553)	(1.39)	14.14	(65)
In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2009.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
200bp	$35,932	$112	0.31%
100	35,953	133	0.37
Static	35,820	—	—
(100)	35,318	(502)	(1.40)
(200)	32,777	(3,043)	(8.50)
The above table indicates that as of December 31, 2009, in the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net interest income for the 12 months ending December 31, 2010 would be expected to increase by $112,000 or 0.31% to $35.9 million.

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
We have audited the accompanying consolidated statements of financial condition of Abington Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abington Bancorp, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abington Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2010 expressed an unqualified opinion.
/s/ ParenteBeard LLC
Malvern, Pennsylvania
March 11, 2010

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008
ASSETS

Cash and due from banks	$18,941,066	$23,074,990
Interest-bearing deposits in other banks	25,773,173	8,788,354

Total cash and cash equivalents	44,714,239	31,863,344
Investment securities held to maturity (estimated fair value—2009, $20,787,269; 2008, $20,590,495)	20,386,944	20,389,106
Investment securities available for sale (amortized cost— 2009, $82,905,101; 2008, $67,782,158)	84,317,271	69,323,505
Mortgage-backed securities held to maturity (estimated fair value—2009, $77,297,497; 2008, $81,702,915)	77,149,936	83,093,064
Mortgage-backed securities available for sale (amortized cost— 2009, $133,916,731; 2008, $148,601,190)	138,628,592	151,628,507
Loans receivable, net of allowance for loan losses (2009, $9,090,353; 2008, $11,596,784)	764,559,941	756,552,352
Accrued interest receivable	4,279,032	4,856,707
Federal Home Loan Bank stock—at cost	14,607,700	14,607,700
Cash surrender value — bank owned life insurance	40,983,202	39,184,889
Property and equipment, net	10,423,190	11,070,542
Real estate owned	22,818,856	1,739,599
Deferred tax asset	4,711,447	4,456,103
Prepaid expenses and other assets	10,531,771	988,060

TOTAL ASSETS	$1,238,112,121	$1,189,753,478

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$45,146,650	$37,194,591
Interest-bearing	805,053,843	627,755,843

Total deposits	850,200,493	664,950,434
Advances from Federal Home Loan Bank	146,739,435	257,051,203
Other borrowed money	16,673,480	17,609,637
Accrued interest payable	1,807,334	2,617,721
Advances from borrowers for taxes and insurance	3,142,470	3,275,285
Accounts payable and accrued expenses	5,366,909	6,148,613

Total liabilities	1,023,930,121	951,652,893

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 21,049,025 shares in 2009, 23,369,916 shares in 2008	244,602	244,602
Additional paid-in capital	201,922,651	201,378,465
Treasury stock—at cost, 3,411,215 shares in 2009, 1,090,324 shares in 2008	(27,446,596)	(10,525,100)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(14,299,378)	(15,138,418)
Recognition & Retention Plan Trust (RRP)	(3,918,784)	(5,593,821)
Deferred compensation plans trust	(995,980)	(1,190,857)
Retained earnings	54,804,913	66,007,138
Accumulated other comprehensive income	3,870,572	2,918,576

Total stockholders’ equity	214,182,000	238,100,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,238,112,121	$1,189,753,478

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
INTEREST INCOME:
Interest on loans	$40,320,206	$41,940,531	$43,591,724
Interest and dividends on investment and mortgage-backed securities
Taxable	11,779,255	11,833,507	9,537,051
Tax-exempt	1,604,606	1,403,069	896,381
Interest and dividends on other interest-earning assets	41,076	1,084,898	2,785,839

Total interest income	53,745,143	56,262,005	56,810,995

INTEREST EXPENSE:
Interest on deposits	15,439,913	17,024,229	21,287,957
Interest on Federal Home Loan Bank advances	7,422,856	9,115,346	8,904,716
Interest on other borrowed money	73,767	358,312	870,858

Total interest expense	22,936,536	26,497,887	31,063,531

NET INTEREST INCOME	30,808,607	29,764,118	25,747,464

PROVISION FOR LOAN LOSSES	18,736,847	9,759,936	457,192

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	12,071,760	20,004,182	25,290,272

NON-INTEREST (LOSS) INCOME:
Service charges	1,587,440	1,645,537	1,632,949
Income on bank owned life insurance	1,798,313	1,886,763	1,113,870
Net loss on real estate owned	(5,542,750)	(149,744)	—
Net gain on sale of securities	5,102	146,375	—
Impairment charge on investment securities	—	(869,194)	—
Other income	656,754	394,778	430,461

Total non-interest (loss) income	(1,495,141)	3,054,515	3,177,280

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,335,543	11,295,243	10,056,100
Occupancy	2,394,930	2,149,662	1,989,281
Depreciation	906,581	832,779	776,052
Professional services	1,323,161	1,214,869	1,113,054
Data processing	1,606,529	1,495,742	1,432,851
Deposit insurance premium	1,827,672	507,587	153,190
Advertising and promotions	442,076	496,130	586,234
Director compensation	900,795	853,807	473,856
Other	2,331,321	2,371,697	2,104,472

Total non-interest expenses	23,068,608	21,217,516	18,685,090

(LOSS) INCOME BEFORE INCOME TAXES	(12,491,989)	1,841,181	9,782,462
(BENEFIT) PROVISION FOR INCOME TAXES	(5,299,167)	(278,424)	2,715,726

NET (LOSS) INCOME	$(7,192,822)	$2,119,605	$7,066,736

BASIC (LOSS) EARNINGS PER COMMON SHARE	$(0.36)	$0.10	$0.31
DILUTED (LOSS) EARNINGS PER COMMON SHARE	$(0.36)	$0.09	$0.30

BASIC AVERAGE COMMON SHARES OUTSTANDING:	19,805,868	21,899,094	22,866,089
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	19,805,868	22,630,136	23,348,529
See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2007	15,870,000	$158,700	$69,674,243	$(8,317,848)	$(10,054,685)	$65,252,214	$(2,610,400)	$114,102,224

Comprehensive income:
Net income	—	—	—	—	—	7,066,736	—	7,066,736
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $1,175,005	—	—	—	—	—	—	2,280,889	2,280,889
Amortization of unrecognized deferred costs on defined benefit pension plan, net of tax benefit of $53,634							104,112	104,112

Comprehensive income								9,451,737

Treasury stock purchased	—	—	—	(104,997)	—	—	—	(104,997)
Cash dividends declared, ($0.17 per share)*	—	—	—	—	—	(3,958,430)	—	(3,958,430)
Cancellation of common stock	(15,870,000)	(158,700)	158,700	—	—	—	—	—
Issuance of common stock, net	24,460,240	244,602	134,440,983	—	—	—	—	134,685,585
Dissolution of Abington Mutual Holding Company	—	—	4,123,098	—	—	—	—	4,123,098
Cancellation of treasury stock	—	—	(8,317,848)	8,317,848	—	—	—	—
Excess tax benefit on stock-based compensation	—	—	71,142	—	—	—	—	71,142
Stock options expense	—	—	404,896	—	—	—	—	404,896
Common stock released from benefit plans	—	—	79,253	—	1,590,859	—	—	1,670,112
Common stock acquired by benefit plans	—	—	—	—	(10,530,307)	—	—	(10,530,307)

BALANCE—DECEMBER 31, 2007	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	—	—	—	—	—	2,119,605	—	2,119,605
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $1,450,809	—	—	—	—	—	—	2,816,276	2,816,276
Amortization of unrecognized deferred costs on defined benefit pension plan, net of tax benefit of $168,812							327,699	327,699

Comprehensive income								5,263,580

Treasury stock purchased	—	—	—	(10,953,623)	—	—	—	(10,953,623)
Cash dividends declared, ($0.20 per share)	—	—	—	—	—	(4,472,987)	—	(4,472,987)
Exercise of stock options	—	—	(111,758)	533,520	—	—	—	421,762
Excess tax benefit on stock-based compensation	—	—	50,902	—	—	—	—	50,902
Stock options expense	—	—	859,940	—	—	—	—	859,940
Common stock released from benefit plans	—	—	(55,086)	—	2,479,272	—	—	2,424,186
Common stock acquired by benefit plans	—	—	—	—	(5,408,235)	—	—	(5,408,235)

BALANCE—DECEMBER 31, 2008	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

*	Dividends per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.
See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2009	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

Comprehensive income:
Net loss	—	—	—	—	—	(7,192,822)	—	(7,192,822)
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $528,825	—	—	—	—	—	—	1,026,542	1,026,542
Amortization of unrecognized deferred benefits on defined benefit pension plan, net of tax expense of $38,402							(74,546)	(74,546)

Comprehensive income								(6,240,826)

Treasury stock purchased	—	—	—	(16,988,633)	—	—	—	(16,988,633)
Cash dividends declared, ($0.20 per share)	—	—	—	—	—	(4,009,403)	—	(4,009,403)
Exercise of stock options	—	—	(16,520)	67,137	—	—	—	50,617
Excess tax liability on stock-based compensation	—	—	(58,722)	—	—	—	—	(58,722)
Stock options expense	—	—	879,623	—	—	—	—	879,623
Common stock released from benefit plans	—	—	(260,195)	—	2,761,348	—	—	2,501,153
Common stock acquired by benefit plans	—	—	—	—	(52,394)	—	—	(52,394)

BALANCE—DECEMBER 31, 2009	24,460,240	$244,602	$201,922,651	$(27,446,596)	$(19,214,142)	$54,804,913	$3,870,572	$214,182,000

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(7,192,822)	$2,119,605	$7,066,736
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision for loan losses	18,736,847	9,759,936	457,192
Depreciation	906,581	832,779	776,052
Share-based compensation expense	3,133,505	3,273,726	2,062,905
Net loss on real estate owned	5,542,750	149,744	—
Impairment charge on investment securities	—	869,194	—
Net gain on sale of investment and mortgage-backed securities	(5,102)	(146,375)	—
Deferred income tax benefit	(745,767)	(4,183,673)	(311,974)
Amortization of:
Deferred loan fees	(1,331,976)	(826,921)	(814,526)
Premiums and discounts, net	(209,903)	(63,990)	55,828
Income from bank owned life insurance	(1,798,313)	(1,886,763)	(1,113,870)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	577,675	121,202	(612,374)
Prepaid expenses and other assets	(9,543,711)	954,394	1,058,581
Accrued interest payable	(810,387)	(880,514)	993,965
Accounts payable and accrued expenses	(699,775)	(49,466)	1,841,210

Net cash provided by operating activities	6,559,602	10,042,878	11,459,725

INVESTING ACTIVITIES:
Loan principal disbursements, net	(50,995,278)	(84,606,621)	(78,175,799)
Purchases of:
Mortgage-backed securities held to maturity	(20,309,905)	(44,779,804)	—
Mortgage-backed securities available for sale	(31,722,080)	(85,084,087)	(29,622,928)
Investments available for sale	(57,105,135)	(33,639,071)	(70,036,889)
Federal Home Loan Bank stock	—	(6,601,700)	(2,471,663)
Property and equipment	(259,229)	(1,143,522)	(2,626,941)
Bank owned life insurance	—	—	(20,000,000)
Additions to real estate owned, net	(2,331,086)	(699,618)	—
Proceeds from:
Sales and maturities of mortgage-backed securities available for sale	4,159,572	10,123,775	—
Sales and maturities of investments available for sale	41,999,102	63,271,425	47,700,000
Principal repayments of mortgage-backed securities held to maturity	26,163,936	8,516,941	9,158,184
Principal repayments of mortgage-backed securities available for sale	42,536,321	20,952,903	15,062,589
Redemption of Federal Home Loan Bank stock	—	2,952,700	2,753,663
Sales of real estate owned	1,291,897	1,527,642	—

Net cash used in investing activities	(46,571,885)	(149,209,037)	(128,259,784)

FINANCING ACTIVITIES:
Net increase (decrease) in demand deposits and savings accounts	139,799,765	58,656,524	(3,058,230)
Net increase (decrease) in certificate accounts	45,450,294	(3,318,791)	25,669,371
Net (decrease) increase in other borrowed money	(936,157)	156,577	(328,200)
Advances from Federal Home Loan Bank	33,740,000	140,935,000	40,935,000
Repayments of advances from Federal Home Loan Bank	(144,051,768)	(73,441,369)	(47,670,701)
Net (decrease) increase in advances from borrowers for taxes and insurance	(132,815)	296,635	354,340
Excess tax (liability) benefit from stock-based compensation	(58,722)	50,902	71,142
Proceeds from stock issuance, net	—	—	134,685,585
Dissolution of Abington Mutual Holding Company	—	—	4,123,098
Acquisition of stock for benefit plans	—	(5,356,588)	(10,427,710)
Proceeds from exercise of stock options	50,617	421,762	—
Purchase of treasury stock	(16,988,633)	(10,953,623)	(104,997)
Payment of cash dividends	(4,009,403)	(4,472,987)	(3,958,430)

Net cash provided by financing activities	52,863,178	102,974,042	140,290,268

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,850,895	(36,192,117)	23,490,209

CASH AND CASH EQUIVALENTS—Beginning of year	31,863,344	68,055,461	44,565,252

CASH AND CASH EQUIVALENTS—End of year	$44,714,239	$31,863,344	$68,055,461

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2009	2008	2007
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year:

Interest on deposits and other borrowings	$23,746,926	$27,378,401	$30,069,566

Income taxes	$805,000	$3,300,000	$2,600,000

Transfer of loans receivable to real estate owned	$25,582,818	$1,159,367	$1,558,000

Release of stock from deferred compensation plans trust	$247,271	$10,400	$12,103

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
1.	NATURE OF OPERATIONS

Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co., American Street Lofts LLC, 1210 Chestnut Realty LLC, and North Front Street Realty LLC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

The Bank’s executive offices are in Jenkintown, Pennsylvania, with twelve additional full service branch offices and seven limited service banking offices located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. The principal business of American Street Lofts LLC, 1210 Chestnut Realty LLC, and North Front Street Realty LLC is to own and manage certain properties that were acquired as real estate owned. Keswick Services II, and its wholly owned subsidiaries, and Abington Corp. are currently inactive subsidiaries of the Bank.

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

Basis of Financial Statement Presentation—The Company follows accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets generally accepted accounting principles (“GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification (the “Codification” or the “ASC”). The FASB established the Codification as the source of authoritative accounting principles effective for interim and annual periods ended on or after September 15, 2009. The Company adopted the Codification as of September 30, 2009. The adoption did not have an impact on our financial position or results of operations.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2009.

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

Other-Than-Temporary Impairment of Securities—Securities, including Federal Home Loan Bank stock, are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the years ended December 31, 2009 or 2007. During the year ended December 31, 2008, the Company recognized impairment charges aggregating approximately $869,000 to write-down the book value of an investment in a mortgage-backed security based mutual fund to its fair value of $2.5 million at December 31, 2008.

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

The allowance consists of specific allowances for impaired loans, a general allowance on all classified and criticized loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. The allowance on impaired loans is established for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. The general valuation allowance on classified and criticized loans which are not impaired relates to loans that are assigned to categories such as “doubtful”, “substandard” or “special mention,” based on identified weaknesses that increase the credit risk of the loan. The general allowance on non-classified and non-criticized loans is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This allowance is based on historical loss experience adjusted for qualitative factors including the composition of the loan portfolio, collateral value trends and current economic conditions.

The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. The determination of fair value for the collateral underlying a loan is more fully described in Note 16. Impairment losses are included in the provision for loan losses.

Loans Held for Sale and Loans Sold—The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Company had no loans classified as held for sale at December 31, 2009 or 2008.

The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At December 31, 2009 and 2008, mortgage servicing rights of $32,000 and $43,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

Amortization of the servicing asset totaled approximately $11,000 for the year ended December 31, 2009 and approximately $6,000 for each of the years ended December 31, 2008 and 2007.

Federal Home Loan Bank Stock—Federal Home Loan Bank (“FHLB”) stock is a restricted investment security that is generally viewed as a long-term investment. FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each period. No impairment charges were recognized on FHLB stock during the years ended December 31, 2009, 2008 or 2007. Dividends received on FHLB stock are recognized as interest income, however, during the fourth quarter of 2008, the FHLB of Pittsburgh announced a decision to suspend the dividend on shares of its stock. As a result of the FHLB’s suspension of dividends, which is continuing, no interest income was recognized during 2009.

Real Estate Owned—Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure, establishing a new cost basis. Losses arising from foreclosure transactions are charged against the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Development costs associated with foreclosed property under construction are capitalized and considered in determining the fair value of the property. Net revenue and expenses from operations and changes to the valuation allowance are included in net gain or loss on real estate owned.

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

Interest on Loans—The Company recognizes interest on loans on the accrual basis. Income recognition is generally discontinued on single-family residential mortgage loans when a loan becomes 120 days or more delinquent and not well secured and in the process of collection or on all other loans when a loan becomes 90 days or more delinquent and not well secured and in the process of collection. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Any interest previously accrued is deducted from interest income. Such interest ultimately collected is credited to income when collection of principal and interest is no longer in doubt.

Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties incurred in relation to payment of income tax liabilities are recognized in the provision for income taxes in the income statement in the period in which they occur. No interest or penalties for income taxes were recognized during the years ended December 31, 2009, 2008 or 2007.

In accordance with the income taxes topic of the ASC, the Company analyzes each tax position taken in its tax returns and determines the likelihood that that position will be realized. Only tax positions that are “more-likely-than-not” to be realized are recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, we will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company did not have any unrecognized tax benefits at December 31, 2009 or 2008 or during the years then ended. No unrecognized tax benefits are expected to arise within the twelve months ending December 31, 2010.

Comprehensive Income—The Company presents as a component of comprehensive income the amounts from transactions and other events which currently are excluded from the consolidated statements of operations and are recorded directly to stockholders’ equity. These amounts consist of unrealized holding gains on available for sale securities and unrecognized deferred costs of the Company’s defined benefit pension plan.

The components of other comprehensive income are as follows:

	Year Ended December 31,
	2009	2008	2007

Net unrealized gain on securities arising during the year	$1,029,909	$2,339,215	$2,280,889
Plus: reclassification adjustment for net (gains) losses included in net income, net of tax expense of $1,735 in 2009 and tax benefit of $245,758 in 2008	(3,367)	477,061	—

Net unrealized gain on securities	$1,026,542	$2,816,276	$2,280,889

Amortization of unrecognized deferred (benefits) costs on supplemental retirement plan, net of tax expense (benefit) of $38,402 in 2009, $(168,812) in 2008 and $(53,634) in 2007	(74,546)	327,699	104,112

Total other comprehensive income	$951,996	$3,143,975	$2,385,001

The components of accumulated other comprehensive income (loss) are as follows:

	December 31,
	2009	2008	2007

Net unrealized gain on securities	$4,041,860	$3,015,317	$199,041
Unrecognized deferred costs of supplemental retirment plan	(171,288)	(96,741)	(424,440)

Total accumulated other comprehensive income (loss)	$3,870,572	$2,918,576	$(225,399)

Treasury Stock and Unallocated Common Stock—Stock held in treasury by the Company, including unallocated stock held by certain benefit plans, is accounted for using the cost method which treats stock held in treasury as a reduction to total stockholders’ equity. The cost basis for subsequent sales of treasury shares is determined using a first-in first-out method.
Share-Based Compensation—The Company accounts for its share-based compensation awards in accordance with the stock compensation topic of the ASC. Under ASC Topic 718, Compensation — Stock Compensation (“ASC 718”), the Company recognizes the cost of employee services received in share-based payment transactions and measures the cost based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
At December 31, 2009, the Company had four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 13.
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

Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs which are considered antidilutive are not included for the purposes of this calculation. Due to the net loss recognized for the year ended December 31, 2009, the inclusion of any CSEs would decrease the amount of net loss per share for the year and be antidilutive. Consequently, basic and diluted weighted average shares outstanding are equal for the year ended December 31, 2009. For the years ended December 31, 2009 and 2008, there were 2,198,888 and 1,277,240 antidilutive CSEs, respectively. For the year ended December 31, 2007 there were no antidilutive CSEs. Earnings per share and average common shares outstanding for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007. (Loss) earnings per share were calculated as follows:

	Year Ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net (loss) income	$(7,192,822)	$(7,192,822)	$2,119,605	$2,119,605	$7,066,736	$7,066,736

Weighted average shares outstanding	19,805,868	19,805,868	21,899,094	21,899,094	22,866,089	22,866,089
Effect of CSEs	—	—	—	731,042	—	482,440

Adjusted weighted average shares used in earnings per share computation	19,805,868	19,805,868	21,899,094	22,630,136	22,866,089	23,348,529

(Loss) earnings per share	$(0.36)	$(0.36)	$0.10	$0.09	$0.31	$0.30

Recent Accounting Pronouncements—In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). This statement was codified in December 2009 through the issuance of Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets, which updates ASC 860, Transfers and Servicing. The updated guidance removes the concept of a qualifying special-purpose entity and limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire involvement with the transferred financial asset. The guidance also enhances information reported to financial statement users by increasing the transparency of disclosures about transfers of financial assets and an entity’s continuing involvement with transferred financial assets. The amended guidance in ASU 2009-16 is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. The adoption did not have a significant impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement was codified in December 2009 through the issuance of ASU 2009-17, Improvements to Financial Reporting By Enterprises Involved with Variable Interest Entities, which updated ASC 810, Consolidations. The updated guidance amends tests for variable interest entities to determine whether a variable interest entity (a “VIE”) must be consolidated. The updated guidance requires an entity to determine whether it has a controlling financial interest in a VIE through an approach focused on identifying which reporting entity has (1) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity. The updated guidance also requires enhanced disclosures about a reporting entity’s involvement with VIEs and about any significant changes in risk exposure as a result of that involvement. The amended guidance in ASU 2009-17 is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance on January 1, 2010. The adoption did not have any impact on our financial position or results of operations.
In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance clarifies how entities should estimate the fair value of liabilities. ASC 820, as amended, includes clarifying guidance for circumstances in which a quoted price in an active market is not available, the effect of the existence of liability transfer restrictions, and the effect of quoted prices for the identical liability, including when the identical liability is traded as an asset. The amended guidance in ASC 820 on measuring liabilities at fair value is effective for the first interim or annual reporting period beginning after August 28, 2009. The Company adopted this guidance on October 1, 2009. The adoption did not have a significant impact on our financial position or results of operations.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance in ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company does not expect that the guidance will have a significant impact on our financial position or results of operations.
In February 2010, the FASB issue ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, which updates ASC 855, Subsequent Events. This updated guidance removes the requirement for public entities to disclose the date through which subsequent events procedures have been evaluated. The Board decided to remove this disclosure requirement because public entities already have a regulatory requirement to review subsequent events up through the filing or furnishing of financial statements with the SEC. The Company adopted this guidance upon its issuance. The adoption did not have any impact on our financial position or results of operations. The Company already evaluated events and transactions that occurred after the balance sheet date through the date the financial statements are issued for potential recognition in the financial statements.
Reclassifications—Certain items in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the presentation in the 2009 consolidated financial statements. Such reclassifications did not have any impact on our financial position or results of operations.

3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS

The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2009 and 2008, these reserve balances amounted to $4.3 million and $5.9 million, respectively.
4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,386,944	$400,325	$—	$20,787,269

Total debt securities	$20,386,944	$400,325	$—	$20,787,269

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$55,863,999	$691,337	$(95,669)	$56,459,667
Corporate bonds and commercial paper	3,123,496	6,286	(8,342)	3,121,440
Municipal bonds	21,238,185	817,838	(848)	22,055,175
Certificates of deposit	99,000	—	—	99,000

Total debt securities	80,324,680	1,515,461	(104,859)	81,735,282

Equity securities:
Common stock	10	—	(1)	9
Mutual funds	2,580,411	1,569	—	2,581,980

Total equity securities	2,580,421	1,569	(1)	2,581,989

Total	$82,905,101	$1,517,030	$(104,860)	$84,317,271

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,389,106	$300,162	$(98,773)	$20,590,495

Total debt securities	$20,389,106	$300,162	$(98,773)	$20,590,495

	Available for Sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$41,962,148	$1,159,700	$—	$43,121,848
Corporate bonds and commercial paper	1,979,499	—	(97,319)	1,882,180
Municipal bonds	21,073,983	479,220	(250)	21,552,953
Certificates of deposit	288,000	—	—	288,000

Total debt securities	65,303,630	1,638,920	(97,569)	66,844,981

Equity securities:
Common stock	10	—	(4)	6
Mutual funds	2,478,518	—	—	2,478,518

Total equity securities	2,478,528	—	(4)	2,478,524

Total	$67,782,158	$1,638,920	$(97,573)	$69,323,505

During the year ended December 31, 2009, a gross gain of approximately $5,000 was recognized on the sale of one municipal bond. Proceeds from this sale were approximately $305,000. During the year ended December 31, 2008, a gross gain of approximately $74,000 was recognized on the sale of certain agency bonds. Proceeds from these sales were approximately $4.6 million. There were no sales of debt or equity securities during the year ended December 31, 2007.
No impairment charges were recognized on investment securities during the years ended December 31, 2009 or 2007. Impairment charges aggregating approximately $869,000 were recognized during the year ended December 31, 2008. These impairment charges were taken to write-down the book value of our investment in a mortgage-backed security based mutual fund to its fair value of $2.5 million at December 31, 2008, based on our determination that the investment was other-than-temporarily impaired. This determination for the fund, the AMF Ultra Short Mortgage Fund, was made, in part, based on credit rating downgrades in certain of the private label mortgage-backed securities held by the fund, as well as an analysis of the overall status of the fund. We intend to continue to hold this fund and although no additional impairment charges were recognized in 2009, it is possible that additional impairment charges will be recorded in subsequent periods.
Our debt securities have included structured notes with federal agencies. These structured notes have included step-up bonds which provide the agency with the right, but not the obligation, to call the bonds on the step-up date. As of December 31, 2007, we held one such step-up bond that was called in 2008. As of December 31, 2009 and 2008, we did not hold any such step-up bonds. All municipal bonds included in debt securities are bank-qualified municipal bonds.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$5,695,665	$5,731,414	$—	$—
Due after one year through five years	64,270,267	65,385,031	—	—
Due after five years through ten years	10,358,748	10,618,837	7,959,061	8,156,006
Due after ten years	—	—	12,427,883	12,631,263

Total	$80,324,680	$81,735,282	$20,386,944	$20,787,269

The table below sets forth investment securities which had unrealized loss positions as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$(95,669)	$18,299,480	$—	$—
Corporate bonds and commercial paper	(8,342)	1,127,220	—	—
Municipal bonds	(848)	251,938	—	—
Equity securities	(1)	9	—	—

Total securities available for sale	(104,860)	19,678,647	—	—

The table below sets forth investment securities which had unrealized loss positions as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(76,549)	$2,406,781	$(22,224)	$355,946

Total securities held to maturity	(76,549)	2,406,781	(22,224)	355,946

Securities available for sale:
Corporate bonds and commercial paper	$(31,898)	$950,540	$(65,421)	$931,640
Municipal bonds	(250)	506,658	—	—
Equity securities	(4)	6	—	—

Total securities available for sale	(32,152)	1,457,204	(65,421)	931,640

Total	$(108,701)	$3,863,985	$(87,645)	$1,287,586

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2009, no investment securities were in a gross unrealized loss position for 12 months or longer. Investment securities in a gross unrealized loss position for less than 12 months at December 31, 2009, consisted of 12 securities having an aggregate depreciation of 0.5% from the Company’s amortized cost basis. The 12 securities included nine agency bonds, one corporate bond, one municipal bond, and one equity security. Management has concluded that, as of December 31, 2009, the unrealized losses above were temporary in nature. The unrealized loss on the equity security is not material. The unrealized losses on these debt securities are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on these debt securities have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized costs of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that the values will recover as market interest rates move and the current market environment improves. The Company does not currently have plans to sell any of these securities, nor does it anticipate that it will be required to sell any of these securities prior to a recovery of their cost basis.

5.	MORTGAGE-BACKED SECURITIES

The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$18,607,580	$374,179	$(198,784)	$18,782,975
FNMA pass-through certificates	27,817,665	1,031,598	—	28,849,263
FHLMC pass-through certificates	13,242,317	258,707	(26,483)	13,474,541
Collateralized mortgage obligations	17,482,374	—	(1,291,656)	16,190,718

Total	$77,149,936	$1,664,484	$(1,516,923)	$77,297,497

	Available for sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,464	$369	$—	$2,833
FNMA pass-through certificates	45,813,997	2,265,098	—	48,079,095
FHLMC pass-through certificates	48,863,220	2,363,183	(24,953)	51,201,450
Collateralized mortgage obligations	39,237,050	354,656	(246,492)	39,345,214

Total	$133,916,731	$4,983,306	$(271,445)	$138,628,592

	Held to Maturity
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$19,780,669	$—	$—	$19,780,669
FNMA pass-through certificates	35,800,959	917,098	(58,079)	36,659,978
FHLMC pass-through certificates	16,613,987	299,956	—	16,913,943
Collateralized mortgage obligations	10,897,449	—	(2,549,124)	8,348,325

Total	$83,093,064	$1,217,054	$(2,607,203)	$81,702,915

	Available for sale
	December 31, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,948	$308	$—	$3,256
FNMA pass-through certificates	60,266,060	1,217,941	(2,037)	61,481,964
FHLMC pass-through certificates	73,505,894	1,733,749	(75,063)	75,164,580
Collateralized mortgage obligations	14,826,288	185,637	(33,218)	14,978,707

Total	$148,601,190	$3,137,635	$(110,318)	$151,628,507

There were no sales of mortgage-backed securities during the years ended December 31, 2009 and 2007. During the year ended December 31, 2008, a gross gain of approximately $100,000 and a gross loss of approximately $28,000 were recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $5.1 million.
No impairment charge was recognized on mortgage-backed securities during the years ended December 31, 2009, 2008 or 2007.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA and the FHLMC as well as certain AAA rated private issuers. At December 31, 2009 and 2008, $8.4 million and $10.9 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had unrealized loss positions as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
GNMA pass-through certificates	$(198,784)	$10,122,441	$—	$—
FHLMC pass-through certificates	(26,483)	4,787,594	—	—
Collateralized mortgage obligations	(322,627)	8,755,414	(969,029)	7,435,304

Total securities held to maturity	(547,894)	23,665,449	(969,029)	7,435,304

Securities available for sale:
FHLMC pass-through certificates	(21,372)	2,060,797	(3,581)	1,225,716
Collateralized mortgage obligations	(194,886)	13,186,239	(51,606)	3,340,759

Total securities available for sale	(216,258)	15,247,036	(55,187)	4,566,475

Total	$(764,152)	$38,912,485	$(1,024,216)	$12,001,779

The table below sets forth mortgage-backed securities which had unrealized loss positions as of December 31, 2008:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
FNMA pass-through certificates	$—	$—	$(58,079)	$7,746,498
Collateralized mortgage obligations	(415,128)	522,693	(2,133,996)	7,825,632

Total securities held to maturity	(415,128)	522,693	(2,192,075)	15,572,130

Securities available for sale:
FNMA pass-through certificates	(2,037)	1,859,605	—	—
FHLMC pass-through certificates	(15,846)	5,655,458	(59,217)	3,292,856
Collateralized mortgage obligations	(25,031)	2,855,731	(8,187)	137,235

Total securities available for sale	(42,914)	10,370,794	(67,404)	3,430,091

Total	$(458,042)	$10,893,487	$(2,259,479)	$19,002,221

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2009, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of six securities having an aggregate depreciation of 7.9% from the Company’s amortized cost basis. The six securities included one FHLMC balloon MBS and five CMOs of which one was an agency CMO and four of which were issued by private issuers. Included in this total are two CMOs with an aggregate principal balance of approximately $3.7 million at December 31, 2009, that had declines of approximately 22% and 19% from their amortized cost basis at such date. These CMOs were issued by private issuers. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at December 31, 2009, consisted of 12 securities having an aggregate depreciation of 1.9% from the Company’s amortized cost basis. The 12 securities included five agency MBS and seven CMOs of which six were agency CMOs and one of which was issued by a private issuer. Management has concluded that, as of December 31, 2009, the unrealized losses above, including the losses on the CMOs issued by private issuers, were temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio, including our CMOs. The losses are not related to the underlying credit quality of the issuers, all of whom remain AAA rated, including the private issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities, including the CMOs, have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company does not currently have plans to sell any these securities, nor does it anticipate that it will be required to sell any these securities prior to a recovery of their cost basis.

6.	LOANS RECEIVABLE AND REAL ESTATE OWNED

Loans receivable consist of the following:

	December 31,
	2009	2008

One-to four-family residential	$432,004,572	$452,922,968
Multi-family residential and commercial	135,482,758	102,088,507
Construction	203,642,336	219,542,552
Home equity lines of credit	36,273,685	27,119,068
Commercial business loans	18,876,987	18,966,744
Consumer non-real estate loans	2,358,063	2,811,075

Total loans	828,638,401	823,450,914

Less:
Construction loans in process	(54,198,647)	(54,797,754)
Deferred loan fees, net	(789,460)	(504,024)
Allowance for loan losses	(9,090,353)	(11,596,784)

Loans receivable—net	$764,559,941	$756,552,352

Our one- to four-family residential loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence as well as fixed-rate consumer loans which are secured by liens on the borrower’s residence.
The Bank has sold and was servicing loans for others in the amounts of approximately $18.2 million and $18.3 million at December 31, 2009 and 2008, respectively. These loan balances are excluded from the Company’s consolidated financial statements. At December 31, 2009 and 2008, mortgage servicing rights of $32,000 and $43,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

Certain officers and directors and their affiliates have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

	Year Ended December 31,
	2009	2008	2007

Balance—beginning of year	$3,079,941	$2,210,318	$2,095,752
Additions	377,772	1,368,125	240,766
Repayments	(191,406)	(498,502)	(126,200)

Balance—end of year	$3,266,307	$3,079,941	$2,210,318

The Bank grants loans primarily to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.
Following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2009	2008	2007

Balance—beginning of year	$11,596,784	$1,811,121	$1,602,613
Provision for loan losses	18,736,847	9,759,936	457,192
Charge-offs	(21,394,378)	(63,788)	(275,321)
Recoveries	151,100	89,515	26,637

(Charge-offs)/recoveries—net	(21,243,278)	25,727	(248,684)

Balance—end of year	$9,090,353	$11,596,784	$1,811,121

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio, including an evaluation of impaired loans, that considers a number of factors such as past loan loss experience, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. Management’s evaluation of these factors is done separately for each type of loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. The determination of fair value for the collateral underlying a loan is more fully described in Note 16. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.

As of December 31, 2009, 2008 and 2007, the recorded investment in loans that are considered to be impaired was as follows:

	2009	2008	2007

Impaired collateral-dependent loans with a valuation allowance	$18,111,166	$22,439,654	$—
Impaired collateral-dependent loans with no valuation allowance	10,237,145	751,727	1,445,255

Total Impaired collateral-dependent loans	$28,348,311	$23,191,381	$1,445,255

Average impaired loan balance	$23,575,378	$11,948,700	$3,996,347

Valuation allowance on impaired loans	$3,605,504	$7,455,469	$—

Interest income recognized on impaired loans	$—	$278,550	$175,950
Our loan portfolio at December 31, 2009 included an aggregate of $28.3 million of impaired loans compared to $23.2 million of impaired loans at December 31, 2008. Our balance of impaired loans at December 31, 2009 consisted of 11 loans to eight borrowers that were classified as impaired during 2009, as well as three loans to certain related borrowers that were classified as impaired at December 31, 2008 and continued to be classified as impaired at December 31, 2009. The 14 impaired loans at December 31, 2009, all of which were on non-accrual status at such date, included ten construction loans (which include land acquisition and development loans), with a balance of $23.3 million at such date, three commercial real estate loans, with a balance of $4.8 million at such date, and one mortgage loan, with a balance of $237,000 at such date. The balance of our impaired loans at December 31, 2009 is net of $9.6 million of charge-offs on those loans recorded during 2009. All of the charge-offs in 2009 were on loans included in our construction loan portfolio. Among the additions to our balance of impaired loans during 2009 were the Company’s participation interests in three shared national credit loans, with an aggregate outstanding balance of $9.0 million at December 31, 2009, net of $7.6 million in charge-offs. Based on our analysis of the circumstances surrounding these loans, which are included in our construction loan portfolio, and having considered the $7.6 million that was already charged-off during 2009, no additional valuation allowance was considered necessary on these loans at December 31, 2009. Also among the additions to our impaired loan balance during 2009 were four construction loans and two commercial real estate loans to three borrowers, with an aggregate outstanding balance of $15.3 million at December 31, 2009, net of $1.8 million in charge-offs. At December 31, 2009, $3.6 million of our allowance for loan losses is allocated to these loans.
Non-accrual loans at December 31, 2009, 2008 and 2007 amounted to approximately $28.3 million, $23.2 million and $1.4 million, respectively. One- to four-family residential loans are typically placed on non-accrual at the time the loan is 120 days delinquent, and all other loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are charged off when the loan is deemed uncollectible. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at December 31, 2009, 2008 and 2007 amounted to approximately $34.6 million, $23.5 million, and $1.6 million, respectively. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest. At December 31, 2009, we had $6.2 million of loans that were 90 days or more past due, but still accruing interest. This balance consisted primarily of two loans included in our construction loan portfolio with an aggregate outstanding balance of $6.0 million at such date. Both of these loans were included as non-performing, as they are more than 90 days past their original maturity date, although the borrower’s monthly payments are current. For both of these loans, we have had discussions with the borrower which lead us to believe that the monthly payments will remain current and an extension agreement will be reached on terms equivalent to those typically offered by the Bank.

The balance of our non-performing loans at December 31, 2009 was lower than it would have otherwise been due to the aforementioned charge-offs, as well as the transfer of certain loans to real estate owned (“REO”). During 2009, 13 loans, with an aggregate outstanding balance of $25.6 million, net of $7.9 million of charge-offs, were transferred to REO. Of these loans, seven loans with an aggregate outstanding balance of $24.7 million, net of $7.8 million of charge-offs, were construction loans (which include land acquisition and development loans). An expense of $4.5 million was taken to further write-down the value of three REO properties subsequent to their transfer to REO. At December 31, 2009 and 2008, our REO amounted to approximately $22.8 million and $1.7 million, respectively.
We had one troubled debt restructuring at December 31, 2009. The troubled debt restructuring is for a commercial real estate loan with an outstanding balance of $2.5 million at December 31, 2009. The commercial property which collateralizes this loan is currently listed for sale by the borrower. At December 31, 2009, $1.0 million of our allowance for loan losses was allocated to this loan, which is classified as non-accrual and considered to be impaired at such date. We have no commitments to lend additional funds to the borrower under this loan. The loan has been classified as a troubled debt restructuring, as we have modified the payment terms from the original agreement to allow the borrower to make reduced payments. The reduced payments, which include both principal and interest, were agreed to in order to relieve some of the cash flow burden on the borrower’s overall position. In addition to this loan, we have three additional construction loans to this borrower with an aggregate outstanding balance of $13.4 million at December 31, 2009. These three loans were each classified as substandard at December 31, 2009, with an aggregate of $670,000 of our allowance for loan losses allocated to these loans at such date. Although none of the additional three loans were considered to be impaired or on non-accrual status at December 31, 2009, two of the loans, with an aggregate outstanding balance of $6.0 million at December 31, 2009, were the aforementioned loans that were over 90 days past due at such date. We did not have troubled debt restructurings at December 31, 2008 or 2007.
Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the year ended December 31, 2009, no interest income was recognized on non-accrual loans. For the years ended December 31, 2008 and 2007, approximately $279,000 and $176,000 in interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was $489,000, $561,000 and $256,000 for years ended December 31, 2009, 2008, and 2007, respectively.

Following is a summary of changes in the balance of real estate owned:

	Year Ended December 31,
	2009	2008	2007

Balance—beginning of year	$1,739,599	$1,558,000	$—
Additions	25,582,818	1,159,367	1,558,000
Capitalized improvements	1,129,046	699,618	—
Valuation adjustments	(4,501,580)	—	—
Dispositions	(1,131,027)	(1,677,386)	—

Balance—end of year	$22,818,856	$1,739,599	$1,558,000

During the first quarter of 2010, we reached agreements of sale on four properties included in REO at December 31, 2009. The aggregate outstanding balance of these properties at December 31, 2009 was approximately $1.2 million. Three of these four properties settled during the first quarter of 2010 for an aggregate net loss of approximately $130,000. The fourth property is expected to settle during the second quarter of 2010 for an estimated net loss of approximately $135,000.
7.	ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:

	December 31,
	2009	2008

Investments and interest-bearing deposits	$616,135	$791,547
Mortgage-backed securities	872,174	1,039,172
Loans receivable	2,790,723	3,025,988

Total	$4,279,032	$4,856,707

8.	PROPERTY AND EQUIPMENT

Property and equipment is summarized by major classifications as follows:

	December 31,
	2009	2008

Land and buildings	$6,669,937	$6,648,069
Leasehold improvements	5,940,929	5,915,420
Furniture and fixtures	6,695,298	6,483,446

Total	19,306,164	19,046,935
Accumulated depreciation	(8,882,974)	(7,976,393)

Total property and equipment, net of accumulated depreciation	$10,423,190	$11,070,542

Certain office facilities and equipment are leased under various operating leases. The leases range in terms from one year to 20 years, some of which include renewal options as well as specific provisions relating to rent increases. Rent expense on those lease agreements that contain incremental increases in rent is recognized on a straight-line basis over the life of the lease. Rental expense under operating leases was approximately $917,000, $871,000, and $903,000 for the years ended December 31, 2009, 2008, and 2007, respectively.
Future minimum annual rental payments required under non-cancelable operating leases are as follows:

December 31,
2009

2010	$878,990
2011	849,991
2012	770,098
2013	694,298
2014	442,376
Thereafter	1,257,156

$4,892,909

9.	DEPOSITS

Deposits consist of the following major classifications:

	December 31,
	2009		2008
Type of Account	Amount	Percent	Amount	Percent

Certificates	$456,773,978	53.8%	$411,323,684	61.8%
Passbook and MMDA	265,487,994	31.2	148,089,048	22.3
NOW	82,791,871	9.7	68,343,111	10.3
DDA	45,146,650	5.3	37,194,591	5.6

Total	$850,200,493	100.0%	$664,950,434	100.0%

Interest expense for each major classification of deposit account is as follows:

	Year Ended December 31,
	2009	2008	2007

Certificates	$12,855,180	$15,090,905	$19,998,802
Passbook and MMDA	2,546,999	1,912,965	1,255,827
NOW	37,734	20,359	33,328

Total	$15,439,913	$17,024,229	$21,287,957

The weighted average rate paid on deposits at December 31, 2009 and 2008, was 1.50% and 2.11%, respectively. Deposits in amounts greater than $100,000 were approximately $246.0 million and $228.0 million at December 31, 2009 and 2008, respectively, of which approximately $186.9 million and $179.3 million were due in one year or less at December 31, 2009 and 2008, respectively. Deposit amounts in excess of $100,000 are generally not federally insured, however, Congress has temporarily increased FDIC deposit insurance limits from $100,000 to $250,000 per depositor through December 31, 2013. The $250,000 limit is permanent for certain retirement accounts, including IRAs. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all deposit accounts except certain retirement accounts, which will remain at $250,000 per depositor.
A summary of certificates by maturities is as follows:

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent

One year or less	$328,567,514	71.9%	$327,829,147	79.7%
One through two years	37,415,798	8.2	47,802,238	11.6
Two through three years	11,547,995	2.5	3,873,650	1.0
Three through four years	11,433,828	2.5	4,219,270	1.0
Four through five years	27,942,524	6.1	11,141,121	2.7
Over five years	39,866,319	8.8	16,458,258	4.0

Total	$456,773,978	100.0%	$411,323,684	100.0%

10.	ADVANCES FROM FEDERAL HOME LOAN BANK

Advances from Federal Home Loan Bank consist of the following:

	December 31,
	2009		2008
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

One year or less	$35,082,340	5.62%	$122,945,340	1.85%
One through two years	20,427,753	5.32	36,258,946	5.69
Two through three years	2,988,928	2.99	26,550,706	5.40
Three through four years	43,704,478	2.71	4,207,552	2.99
Four through five years	10,270,719	4.72	18,643,640	3.83
Over five years	34,265,217	4.25	48,445,019	4.34

Total	$146,739,435	4.28%	$257,051,203	3.39%

The advances are collateralized by all of the Federal Home Loan Bank stock and substantially all qualifying first mortgage loans and certain mortgage-backed securities. The weighted average interest rate on FHLB advances was 4.28% and 3.39% at December 31, 2009 and 2008, respectively. The average balance outstanding was approximately $180.9 million and $209.5 million for the years ended December 31, 2009 and 2008 respectively. The maximum amount outstanding at any month-end was $255.5 million and $257.1 million for the years ended December 31, 2009 and 2008, respectively.

11.	OTHER BORROWED MONEY

During the years ended December 31, 2009 and 2008, the Bank entered into overnight repurchase agreements with commercial checking account customers. At December 31, 2009 and 2008, the amounts outstanding were $16.7 million and $17.6 million, respectively. Interest expense on customer repurchase agreements was $74,000, $358,000, and $871,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Collateral for customer repurchase agreements was mortgage-backed securities. The market value of the collateral was approximately equal to the amounts outstanding. The weighted average interest rate on other borrowed money was 0.34% and 0.31% at December 31, 2009 and 2008, respectively. The average balance outstanding was approximately $23.3 million and $19.9 million for the years ended December 31, 2009 and 2008, respectively. The maximum amount outstanding at any month-end was approximately $30.6 million and $25.9 million for each of the years ended December 31, 2009 and 2008.
12.	INCOME TAXES

The income tax (benefit) provision consists of the following:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$(4,557,689)	$3,904,700	$3,026,996
State	4,288	550	704

Total current	(4,553,401)	3,905,250	3,027,700
Deferred—federal	(745,766)	(4,183,674)	(311,974)

Total income tax (benefit) provision	$(5,299,167)	$(278,424)	$2,715,726

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

	Year Ended December 31,
	2009	2008	2007

At statutory rate	$(4,247,276)	$626,002	$3,326,037
Adjustments resulting from:
State tax—net of federal tax benefit	2,830	363	465
Tax-exempt loan and investment income	(546,056)	(488,077)	(396,850)
Income on bank owned life insurance	(611,426)	(641,499)	(378,716)
Other	102,761	224,787	164,790

Total	$(5,299,167)	$(278,424)	$2,715,726

Effective income tax rate	42.4%	(15.1)%	27.8%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$3,090,720	$3,942,907
Deferred compensation	2,048,647	1,803,336
Write-down of impaired investments	295,526	295,526
Write-down of real estate owned	1,530,537	—
Property and equipment	—	112,131
Other assets	181,702	190,855

Total deferred tax assets	7,147,132	6,344,755

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(2,082,171)	(1,553,346)
Deferred loan fees	(333,723)	(320,621)
Property and equipment	(8,875)	—
Other liabilities	(10,916)	(14,685)

Total deferred tax liabilities	(2,435,685)	(1,888,652)

Net deferred tax asset	$4,711,447	$4,456,103

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2009 and 2008 include approximately $3,250,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.
13.	PENSION AND PROFIT SHARING PLANS

Deferred Compensation Plans

The Company maintains an executive deferred compensation plan for selected executive officers under which the Board of Directors may elect to contribute a portion of the Company’s net profits. In December 2005, the Board of Directors elected to freeze this plan retroactive to January 1, 2005, such that no further contributions will be made on behalf of the executive officers under the plan. The Board of Directors took this action upon its review of the total compensation programs available to the Company’s executive officers, including the increased benefits available as a result of the equity compensation plans adopted by the Company’s shareholders in June 2005. The Company also maintains a board of directors deferred compensation plan into which the Board of Directors may elect to contribute a percentage of their board fees. The expense relating to these plans was approximately $2,000, or less for each of the years ended December 31, 2009, 2008, and 2007. The liability for these plans at December 31, 2009 and 2008 was approximately $1.0 million and $1.2 million, respectively.

Supplemental Retirement Plan
The Company maintains a nonqualified, unfunded, defined benefit, supplemental retirement plan (“SERP”) for the Board of Directors and certain officers. The funded status of the plan is as follows:

	December 31,
	2009	2008

Fair value of plan assets	$—	$—
Benefit obligations	2,727,418	2,344,716

Funded status	$(2,727,418)	$(2,344,716)

Net amount recognized	$(2,727,418)	$(2,344,716)

As benefit payments come due under the plan, the Company will make contributions to the plan in an amount sufficient to fund the payments. During 2009, the Company paid approximately $54,000 in benefits to participants of the plan. Future benefit payments expected to be paid to participants under the plan as of December 31, 2009 are as follows:

2010	$73,350
2011	73,350
2012	73,350
2013	55,950
2014	55,950
2015 – 2019	133,800

$465,750

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive income, net of tax, as follows:

	December 31,
	2009	2008

Amount recognized in accumulated other comprehensive income for:
Net actuarial (gain) loss	$(44,884)	$(199,901)
Prior service cost	216,172	296,642

Total recognized in accumulated other comprehensive income	$171,288	$96,741

The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2009	2008	2007

Components of net periodic plan cost:
Service cost	$87,993	$120,652	$131,928
Interest cost	150,480	128,905	144,051
Expected return on assets	—	—	—
Amortization of prior service cost	121,925	121,925	121,925
Amortization of net actuarial gain	(37,094)	(215,894)	—

Net periodic plan cost	323,304	155,588	397,904

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss:
Net loss (gain)	197,779	(590,480)	(35,821)
Amortization of prior service costs	(121,925)	(121,925)	(121,925)
Amortization of net actuarial gain	37,094	215,894	—

Total recognized in accumulated other comprehensive loss	112,948	(496,511)	(157,746)

Total recognized in net periodic plan cost and accumulated other comprehensive loss	$436,252	$(340,923)	$240,158

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Year Ended December 31,
	2009	2008	2007

Discount rate	6.45%	5.89%	5.75%
Rate of return on assets	n/a	n/a	n/a
Rate of increase in future board fees/salary levels	4.00%	4.00%	4.00%
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2010 are as follows:

Prior service cost	$(119,705)
Net actuarial gain	—

Total amount recognized	$(119,705)

401(k) Plan
The Company also maintains a 401(k) retirement plan for substantially all of its employees. Certain senior officers of the Bank have been designated as Trustees of the 401(k) plan. The Company matches 50% of an employee’s contribution up to 6% of the employee’s annual gross compensation. The expense incurred for this plan was approximately $120,000, $130,000, and $112,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are expected to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are expected to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At December 31, 2009, the ESOP held approximately 1.5 million unallocated shares of Company common stock with a fair value of $10.7 million of which approximately 96,000 shares were committed to be released. At December 31, 2009, the ESOP also held approximately 394,000 allocated shares with a fair value of $2.7 million. During the year ended December 31, 2009, approximately 96,000 shares were committed to be released to participants, resulting in recognition of approximately $751,000 in compensation expense. These shares were subsequently released to participants’ accounts in the first quarter of 2010. During the year ended December 31, 2008 and 2007, approximately 96,000 shares were committed to be released to participants in each year, resulting in recognition of approximately $945,000 and $969,000 in compensation expense, respectively. These shares were subsequently released to participants’ accounts in the first quarters of 2009 and 2008, respectively.
Rabbi Trust
During 2004, the Company established a rabbi trust to fund certain benefit plans. An officer of the Bank has been designated as Trustee of the trust. In addition to cash balances, the trust holds shares of Company common stock that were purchased for the benefit of certain officers and directors that acquired shares through our deferred compensation plans. Participants may acquire additional shares through the Company’s dividend reinvestment plan or through purchases with cash balances held by the trust. Distributions are made to participants as payments are required under certain benefit plans of the Company. Distributions are made in cash, to the extent cash is available, or in shares of Company stock when the trust does not hold a sufficient cash balance for the benefiting participant. Company stock is not sold by the trust to make cash distributions. Approximately 39,000 and 2,000 shares, respectively, were distributed by the trust in 2009 and 2008. As of December 31, 2009, the trust holds approximately 157,000 shares of the Company’s common stock as well as an additional $18,000 in cash. The assets of the trust are sufficient to cover the liabilities of the Company’s executive deferred compensation plan and board of directors deferred compensation plan.
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

The Company made sufficient contributions to the 2005 Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 Trust have been granted to certain officers, employees and directors of the Company, however, due to the forfeiture of shares by certain officers of the Company, 3,840 shares remain available for future grant. 2005 RRP shares generally vest at the rate of 20% per year over five years.
In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. The Company made sufficient contributions to the 2007 Trust to fund the purchase of these shares. Pursuant to the terms of the plan, 524,700 shares acquired by the 2007 Trust were granted to certain officers, employees and directors of the Company beginning in January 2008. Due to the forfeiture of shares by certain officers of the Company in addition to unawarded shares, 36,516 shares remain available for future grant at December 31, 2009. 2007 RRP shares generally vest at the rate of 20% per year over five years.
A summary of the status of the shares under the 2005 and 2007 RRP as of December 31, 2009, 2008 and 2007, and changes during the years ended December 31, 2009, 2008 and 2007 are presented below. The number of shares and weighted average grant date fair value for all periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	shares	fair value	shares	fair value	shares	fair value
Nonvested at the beginning of the year	661,763	$8.72	274,874	$7.54	366,285	$7.54
Granted	12,500	6.72	524,200	9.12	—	—
Vested	(182,751)	8.39	(91,411)	7.54	(91,411)	7.54
Forfeited	(10,240)	8.89	(45,900)	8.61	—	—

Nonvested at the end of the year	481,272	$8.79	661,763	$8.72	274,874	$7.54

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2009, 2008 and 2007, approximately 179,000, 177,000 and 91,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares. During years ended December 31, 2009, 2008 and 2007, approximately $1.5 million, $1.5 million and $689,000, respectively, was recognized in compensation expense for the plans. During the years ended December 31, 2009, 2008, and 2007, a tax benefit of approximately $452,000, $550,000 and $305,000, respectively, was recognized from the plans. As of December 31, 2009, approximately $3.1 million in additional compensation expense is scheduled to be recognized over the remaining lives of the RRP awards. At December 31, 2009, the weighted average remaining lives of the RRP awards was approximately 2.7 years.

Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of December 31, 2009, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan of which 10,556 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). As with the 2005 Option Plan, under the 2007 Option Plan options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of December 31, 2009, a total of 1,302,990 shares of common stock have been reserved for future issuance pursuant to the 2007 Option Plan of which 173,290 shares remain available for grant.
A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of December 31, 2009, 2008 and 2007, and changes during the years ended December 31, 2009, 2008 and 2007 are presented below. The number of options and weighted average exercise price for all prior periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price
Outstanding at the beginning of the year	2,206,296	$8.48	1,135,180	$7.74	1,065,680	$7.62
Granted	16,000	6.72	1,272,500	9.12	69,500	9.63
Exercised	(6,736)	7.51	(56,160)	7.51	—	—
Forfeited	(16,672)	9.04	(145,224)	8.67	—	—

Outstanding at the end of the year	2,198,888	$8.47	2,206,296	$8.48	1,135,180	$7.74

Exercisable at the end of the year	1,022,468	$8.00	589,100	$7.64	418,224	$7.57

The following table summarizes all stock options outstanding under the 2005 and 2007 Option Plans as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in years)

$6.00 – $7.00	16,000	$6.72	10.0	—	$—
7.01 – 8.00	913,408	7.51	5.5	731,584	7.51
8.01 – 9.00	7,200	8.35	5.9	5,760	8.35
9.01 – 10.00	1,223,000	9.15	8.1	261,300	9.18
Over 10.00	39,280	10.18	6.9	23,824	10.18

Total	2,198,888	$8.47	7.0	1,022,468	$8.00

Intrinsic value	$2,720			$—

The estimated fair value of options granted during 2009, 2008 and 2007, was $1.67, $2.13 and $2.80 per share, respectively. The fair value was estimated on the date of grant in accordance with ASC 718 using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

	Year Ended December 31,
	2009	2008	2007

Dividend yield	2.98%	1.88%	1.87%
Expected volatility	32.88%	23.25%	29.47%
Risk-free interest rate	2.33%	3.13 - 3.49%	3.97 - 4.49%
Expected life of options	6 years	4 - 7 years	6 years
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
As the Company has a limited history of granting option awards, management made certain assumptions regarding the exercise behavior of recipients without the use of any reliable prior exercise behavior as a basis. Assumptions of exercise behavior were made on an individual basis for directors and executive officers and general assumptions were made for the remainder of employees. In making these assumptions, management considered the age and financial status of recipients in addition to other qualitative factors.
The expected volatility was based on and calculated from the historical volatility of our stock, as it was determined that this would be the most reliable estimate of future stock volatility. The actual future volatility may differ from our historical volatility.
During the years ended December 31, 2009, 2007 and 2006, approximately $880,000, $860,000 and $405,000, respectively, was recognized in compensation expense for the Option Plans. During the years ended December 31, 2009, 2008 and 2007, a tax benefit of approximately $90,000, $122,000 and $37,000, respectively, was recognized from the plans. During 2009 and 2008, approximately $2,000 and $38,000, respectively, of the tax benefit was due to the exercise of approximately 7,000 and 56,000 options, respectively, for which the Company received proceeds of approximately $51,000 and $422,000, respectively. No options were exercised during 2007. At December 31, 2009, approximately $1.9 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense is scheduled to be recognized is approximately 2.0 years.

14.	COMMITMENTS AND CONTINGENCIES

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2009 and 2008, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $125.9 million and $135.4 million, respectively, in the aggregate.

The Bank had approximately $2.1 million in outstanding mortgage loan commitments at December 31, 2009. The commitments are expected to be funded within 90 days with all $2.1 million in fixed rates of interest ranging from 4.875% to 5.50%. These loans were not originated for resale. Also outstanding at December 31, 2009 were unused home equity lines of credit totaling approximately $27.6 million and unused commercial lines of credit totaling approximately $42.0 million. The unused portion of our construction loans in process at December 31, 2009 amounted to approximately $54.2 million.

The Bank had approximately $2.1 million in outstanding mortgage loan commitments at December 31, 2008. The commitments generally were funded within 90 days with $2.1 million in fixed rates of interest ranging from 5.25% to 6.25%. These loans were not originated for resale. Also outstanding at December 31, 2008 were unused home equity lines of credit totaling approximately $23.2 million and unused commercial lines of credit totaling approximately $55.3 million. The unused portion of our construction loans in process at December 31, 2008 amounted to approximately $54.8 million.

Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2009 and December 31, 2008, the Bank had letters of credit outstanding of approximately $48.5 million and $48.9 million, respectively, of which $47.6 million and $47.4 million, respectively, were standby letters of credit. At December 31, 2009 and 2008, the uncollateralized portion of the letters of credit extended by the Bank was approximately $219,000 and $109,000, respectively, all of which was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit was not material as of December 31, 2009 and 2008.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At December 31, 2009, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2009, the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I risk-based, total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well Capitalized
			Required for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$171,757	21.16%	$65,000	8.00	$1,000	10.00%
Tier I Capital (to Risk Weighted Assets)	162,666	20.04	32,000	4.00	49,000	6.00
Tier I Capital (to Average Assets)	162,666	13.14	50,000	4.00	62,000	5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$176,053	23.32%	$60,000	8.00	$76,000	10.00%
Tier I Capital (to Risk Weighted Assets)	166,588	22.06	30,000	4.00	45,000	6.00
Tier I Capital (to Average Assets)	166,588	14.20	47,000	4.00	59,000	5.00
The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2009	2008
	(In Thousands)

Total equity capital	$166,540	$169,510
LESS:
Net unrealized gain on AFS securities	4,042	3,014
Net unrecognized deferred compensation costs	(171)	(96)
Disallowed servicing assets	3	4

Tier 1 Capital	$162,666	$166,588

Allowance for loan losses includable in Tier 2 capital	9,090	9,465
Unrealized gain on AFS equity securities includable in Tier 2 capital	1	—

Total risk-based capital	$171,757	$176,053

16.	FAIR VALUE MEASUREMENTS

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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2009 and December 31, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.
Following is a description of valuation methodologies used in determining the fair value for our assets and liabilities.
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
Impaired Loans—A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. We obtained current appraisals of the collateral underlying all of our impaired loans for the periods presented. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at December 31, 2009 and 2008, are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, we classify impaired loans as Level 3.
Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
FHLB Stock—Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. FHLB stock is evaluated for impairment based on the ultimate recoverability of the par value of the security. We have evaluated our FHLB stock for impairment, and we have determined that the stock was not impaired at December 31, 2009.

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
Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for footnote disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.
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
The table below presents the balances of asset measured at fair value on a recurring basis:

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$84,317,271	$2,581,989	$81,735,282	$—
Mortgage-backed securities available for sale	138,628,592	—	138,628,592	—

Total	$222,945,863	$2,581,989	$220,363,874	$—

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$69,323,505	$2,478,524	$66,844,981	$—
Mortgage-backed securities available for sale	151,628,507	—	151,628,507	—

Total	$220,952,012	$2,478,524	$218,473,488	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2009 and 2008:

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Impaired loans	$14,505,662	$—	$—	$14,505,662
Real estate owned	22,818,856	—	—	22,818,856

Total	$37,324,518	$—	$—	$37,324,518

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Impaired loans	$14,984,185	$—	$—	$14,984,185
Real estate owned	1,739,599	—	—	1,739,599

Total	$16,723,784	$—	$—	$16,723,784

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

	December 31,
	2009		2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$44,714	$44,714	$31,863	$31,863
Investment securities	104,704	105,105	89,713	89,914
Mortgage-backed securities	215,779	215,926	234,722	233,331
Loans receivable—net	764,560	769,058	756,552	784,239
FHLB stock	14,608	14,608	14,608	14,608
Accrued interest receivable	4,279	4,279	4,857	4,857

Liabilities:
Deposits	$850,200	$836,176	$664,950	$651,922
Advances from Federal Home Loan Bank	146,739	152,773	257,051	264,048
Other borrowed money	16,673	16,673	17,610	17,610
Accrued interest payable	1,807	1,807	2,618	2,618
Off balance sheet financial instruments	—	—	—	—
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and 2008 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.	ABINGTON BANCORP, INC. (PARENT COMPANY ONLY)

Certain condensed financial information follows:
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2009	December 31, 2008

ASSETS

Cash and cash equivalents	$32,443,052	$53,219,209
Investment in Abington Bank	166,539,607	169,510,162
Loans receivable	15,265,847	15,773,157
Other assets	39,062	11,744

TOTAL ASSETS	$214,287,568	$238,514,272

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$105,568	$413,687

STOCKHOLDERS’ EQUITY
Total stockholders’ equity	214,182,000	238,100,585

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,287,568	$238,514,272

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
INCOME:
Interest on loans	$1,088,613	$1,116,913	$761,492

Total income	1,088,613	1,116,913	761,492

EXPENSES:
Professional services	500,100	533,899	418,747
Other	585,152	591,880	331,498

Total expenses	1,085,252	1,125,779	750,245

INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET (LOSS) INCOME OF SUBSIDIARY	3,361	(8,866)	11,247

EQUITY IN UNDISTRIBUTED NET (LOSS) INCOME OF SUBSIDIARY	(7,192,211)	2,140,825	7,059,693

PROVISION FOR INCOME TAXES	3,972	12,354	4,204

NET (LOSS) INCOME	$(7,192,822)	$2,119,605	$7,066,736

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(7,192,822)	$2,119,605	$7,066,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed loss (income) of subsidiary	7,192,211	(2,140,825)	(7,059,693)
Changes in assets and liabilities which (used) provided cash:
Other assets	(27,318)	149,514	(143,741)
Accounts payable and accrued expenses	(308,119)	374,187	(172,368)

Net cash (used in) provided by operating activities	(336,048)	502,481	(309,066)

INVESTING ACTIVITIES:
Principal collected on loans	507,310	479,011	834,430
Disbursements for loans	—	—	(10,427,710)
Investment in Abington Bank	—	—	(67,342,794)

Net cash provided by (used in) investing activities	507,310	479,011	(76,936,074)

FINANCING ACTIVITIES:
Proceeds from stock issuance, net	—	—	134,685,585
Proceeds from exercise of stock options	50,617	421,762	—
Purchases of treasury stock	(16,988,633)	(10,953,623)	(104,997)
Payment of cash dividends	(4,009,403)	(4,472,987)	(3,958,430)

Net cash (used in) provided by financing activities	(20,947,419)	(15,004,848)	130,622,158

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(20,776,157)	(14,023,356)	53,377,018
CASH AND CASH EQUIVALENTS—Beginning of period	53,219,209	67,242,565	13,865,547

CASH AND CASH EQUIVALENTS—End of period	$32,443,052	$53,219,209	$67,242,565

18.	CONVERSION AND REORGANIZATION TO STOCK HOLDING COMPANY

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
******

SUPPLEMENTARY DATA
SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized consolidated quarterly data for each of the last two years.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2009
Total interest income	$13,434	$13,017	$13,568	$13,725
Total interest expense	5,207	5,616	5,972	6,140

Net interest income	8,227	7,401	7,596	7,585
Provision for loan losses	6,413	8,803	3,405	117

Net interest income after provision for loan losses	1,814	(1,402)	4,191	7,468
Total non-interest income (loss)	503	(4,146)	1,132	1,016
Total non-interest expense	5,707	5,517	6,254	5,590

(Loss) income before income taxes	(3,390)	(11,065)	(931)	2,894
Income taxes (benefit)	(1,399)	(4,089)	(553)	742

Net (loss) income	$(1,991)	$(6,976)	$(378)	$2,152

Basic (loss) earnings per share	$(0.10)	$(0.36)	$(0.02)	$0.10
Diluted (loss) earnings per share	$(0.10)	$(0.36)	$(0.02)	$0.10

2008
Total interest income	$14,038	$14,007	$14,020	$14,197
Total interest expense	6,406	6,276	6,511	7,305

Net interest income	7,632	7,731	7,509	6,892
Provision for loan losses	8,725	309	677	49

Net interest income after provision for loan losses	(1,093)	7,422	6,832	6,843
Total non-interest income	271	984	846	953
Total non-interest expense	5,518	5,151	5,361	5,186

(Loss) income before income taxes	(6,340)	3,255	2,317	2,610
Income taxes (benefit)	(2,417)	877	570	692

Net (loss) income	$(3,923)	$2,378	$1,747	$1,918

Basic (loss) earnings per share	$(0.18)	$0.11	$0.08	$0.09
Diluted (loss) earnings per share	$(0.18)	$0.10	$0.08	$0.08

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
The Company’s internal control over financial reporting as of December 31, 2009 has been audited by ParenteBeard LLC, an independent registered public accounting firm, as stated in their report which is included in the following pages.

2. Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Abington Bancorp, Inc. and subsidiaries
Jenkintown, Pennsylvania
We have audited Abington Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Abington Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of income, stockholders’ equity and cash flows of Abington Bancorp, Inc. and its subsidiaries, and our report dated March 11, 2010, expressed an unqualified opinion.
/s/ ParenteBeard LLC
Malvern, Pennsylvania
March 11, 2010

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
Incorporated by reference to “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in our definitive proxy statement for the annual meeting of shareholders to be held in May 2010 (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission on or before April 30, 2010.
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
Securities Authorized for Issuance Under Equity Compensation Plans. The following table provides information as of December 31, 2009 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2005 and 2007 Stock Option Plans and 2005 and 2007 Recognition and Retention Plans, all of which were approved by our shareholders.

Number of securities remaining
	Number of securities to be		Weighted-average		available for future issuance
	issued upon exercise of		exercise price of		under equity compensation
	outstanding options, warrants		outstanding options,		plans (excluding securities
	and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,680,160	(1)	$8.53	(1)	224,202
Equity compensation plans not approved by security holders	—		—		—

Total	2,680,160		$8.53		224,202

(1)	Includes 481,272 shares subject to restricted stock grants which were not vested as of December 31, 2009. The weighted-average exercise price excludes such restricted stock grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to “Management Compensation — Indebtedness of Management and Related Party Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report:
Financial Statements: The Consolidated Financial Statements of Abington Bancorp, Inc. and the Reports of Independent Registered Public Accounting Firm thereon, as listed below, have been filed under “Item 8, Financial Statements and Supplementary Data”.

Reports of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition As of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
(b) List of Exhibits

No.		Description	Location
3.1		Articles of Incorporation of Abington Bancorp, Inc.	(1)

3.2		Bylaws of Abington Bancorp, Inc.	(1)

4.0		Form of Stock Certificate of Abington Bancorp, Inc.	(2)

10.1	*	Amended and Restated Employment Agreement between Abington Bancorp, Inc. and Robert W. White	(3)

10.2	*	Amended and Restated Employment Agreement between Abington Savings Bank and Robert W. White	(3)

10.3	*	Amended and Restated Employment Agreement between Abington Savings Bank and Jack J. Sandoski	(3)

10.4	*	Employment Agreement between Abington Savings Bank and Thomas J. Wasekanes	(4)

10.5	*	Amended and Restated Employment Agreement between Abington Savings Bank and Frank Kovalcheck	(3)

10.6	*	Amended and Restated Employment Agreement between Abington Savings Bank and Eric L. Golden	(3)

10.7	*	Abington Savings Bank Amended and Restated Executive Deferred Compensation Plan	(3)

10.8	*	Abington Savings Bank Amended and Restated Directors Deferred Compensation Plan	(3)

10.9	*	Abington Savings Bank Amended and Restated Board of Directors Retirement Plan	(3)

No.		Description	Location
10.10	*	Abington Savings Bank Amended and Restated Supplemental Executive Retirement Plan	(3)

10.11	*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan	(3)

10.12	*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Recognition and Retention Plan and Trust Agreement	(3)

10.13	*	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden	(5)

10.14	*	Abington Bancorp, Inc. 2007 Stock Option Plan	(6)

10.15	*	Abington Bancorp, Inc. 2007 Recognition and Retention Plan and Trust Agreement	(6)

23.0		Consent of ParenteBeard LLC	Filed Herewith

31.1		Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2		Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0		Section 1350 Certifications	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc., as amended (File No. 333-142543), as filed on May 2, 2007.

(2)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc. (File No. 333-142543) as filed on May 2, 2007.

(3)	Incorporated by reference from Abington Bancorp’s Current Report on Form 8-K dated as of November 28, 2007 and filed with the SEC on December 3, 2007 (File No. 0-52705).

(4)	Incorporated by reference from Exhibit 10.1 to Abington Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and filed with the SEC on August 10, 2009 (File No. 0-52705).

(5)	Incorporated by reference from the Quarterly Report on Form 10-Q for Abington Bancorp, Inc. for the quarter ended September 30, 2007 and filed with the SEC on November 14, 2007 (File No. 0-52705).

(6)	Incorporated by reference to the definitive proxy statement filed by Abington Bancorp, Inc. with the SEC on December 26, 2007 (File No. 0-52705).
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

Abington Bancorp, Inc.

By:	/s/ Robert W. White Robert W. White	Date: March 12, 2010
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert W. White Robert W. White	Chairman of the Board, President and Chief Executive Officer	March 12, 2010

/s/ Jack J. Sandoski Jack J. Sandoski	Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 12, 2010

/s/ Douglas S. Callantine Douglas S. Callantine	Director	March 12, 2010

/s/ Michael F. Czerwonka, III Michael F. Czerwonka, III	Director	March 12, 2010

/s/ Jane Margraff Kieser Jane Margraff Kieser	Director	March 12, 2010

/s/ Joseph B. McHugh Joseph B. McHugh	Director	March 12, 2010

/s/ Robert John Pannepacker, Sr. Robert John Pannepacker, Sr.	Director	March 12, 2010

/s/ G. Price Wilson, Jr. G. Price Wilson, Jr.	Director	March 12, 2010