Form 10-Q
period 2010-03-31
ABINGTON BANCORP, INC./PA
filed 2010-05-07
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 3, 2010, 20,849,722 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2010	December 31, 2009
ASSETS

Cash and due from banks	$29,713,214	$18,941,066
Interest-bearing deposits in other banks	40,637,427	25,773,173

Total cash and cash equivalents	70,350,641	44,714,239
Investment securities held to maturity (estimated fair value—2010, $20,830,733; 2009, $20,787,269)	20,386,403	20,386,944
Investment securities available for sale (amortized cost— 2010, $99,363,321; 2009, $82,905,101)	101,081,838	84,317,271
Mortgage-backed securities held to maturity (estimated fair value—2010, $72,204,755; 2009, $77,297,497)	71,627,796	77,149,936
Mortgage-backed securities available for sale (amortized cost— 2010, $139,560,016; 2009, $133,916,731)	144,298,930	138,628,592
Loans receivable, net of allowance for loan losses (2010, $9,319,942; 2009, $9,090,353)	752,279,142	764,559,941
Accrued interest receivable	4,523,338	4,279,032
Federal Home Loan Bank stock—at cost	14,607,700	14,607,700
Cash surrender value — bank owned life insurance	41,421,688	40,983,202
Property and equipment, net	10,200,904	10,423,190
Real estate owned	21,816,656	22,818,856
Deferred tax asset	4,829,756	4,711,447
Prepaid expenses and other assets	9,532,405	10,531,771

TOTAL ASSETS	$1,266,957,197	$1,238,112,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$42,440,192	$45,146,650
Interest-bearing	835,208,423	805,053,843

Total deposits	877,648,615	850,200,493
Advances from Federal Home Loan Bank	140,733,174	146,739,435
Other borrowed money	22,087,766	16,673,480
Accrued interest payable	2,699,894	1,807,334
Advances from borrowers for taxes and insurance	3,690,683	3,142,470
Accounts payable and accrued expenses	5,663,479	5,366,909

Total liabilities	1,052,523,611	1,023,930,121

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 20,862,196 shares in 2010, 21,049,025 shares in 2009	244,602	244,602
Additional paid-in capital	201,991,693	201,922,651
Treasury stock—at cost, 3,598,044 shares in 2010, 3,411,215 shares in 2009	(28,755,949)	(27,446,596)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(14,089,618)	(14,299,378)
Recognition & Retention Plan Trust (RRP)	(3,504,089)	(3,918,784)
Deferred compensation plans trust	(1,010,698)	(995,980)
Retained earnings	55,447,278	54,804,913
Accumulated other comprehensive income	4,110,367	3,870,572

Total stockholders’ equity	214,433,586	214,182,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,266,957,197	$1,238,112,121

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
INTEREST INCOME:
Interest on loans	$9,999,227	$10,028,633
Interest and dividends on investment and mortgage-backed securities:
Taxable	2,697,977	3,282,931
Tax-exempt	398,027	400,775
Interest and dividends on other interest-earning assets	5,892	12,930

Total interest income	13,101,123	13,725,269

INTEREST EXPENSE:
Interest on deposits	3,288,583	4,041,397
Interest on Federal Home Loan Bank advances	1,554,366	2,084,584
Interest on other borrowed money	14,292	14,578

Total interest expense	4,857,241	6,140,559

NET INTEREST INCOME	8,243,882	7,584,710

PROVISION FOR LOAN LOSSES	563,445	116,691

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	7,680,437	7,468,019

NON-INTEREST INCOME
Service charges	296,378	389,246
Income on bank owned life insurance	438,486	448,554
Net (loss) gain on real estate owned	(581,275)	15,834
Other income	201,741	162,906

Total non-interest income	355,330	1,016,540

NON-INTEREST EXPENSES
Salaries and employee benefits	2,929,782	2,957,359
Occupancy	712,720	579,294
Depreciation	229,725	222,185
Professional services	443,911	337,660
Data processing	422,622	379,812
Deposit insurance premium	360,503	194,147
Advertising and promotions	107,373	74,535
Director compensation	219,946	223,746
Other	540,739	621,667

Total non-interest expenses	5,967,321	5,590,405

INCOME BEFORE INCOME TAXES	2,068,446	2,894,154

PROVISION FOR INCOME TAXES	460,086	741,785

NET INCOME	$1,608,360	$2,152,369

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.10
DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.10

BASIC AVERAGE COMMON SHARES OUTSTANDING:	18,995,279	20,550,141
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	19,372,522	21,107,543
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	Income	Equity
BALANCE—JANUARY 1, 2010	24,460,240	$244,602	$201,922,651	$(27,446,596)	$(19,214,142)	$54,804,913	$3,870,572	$214,182,000

Comprehensive income:
Net income	—	—	—	—	—	1,608,360	—	1,608,360
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $113,356	—	—	—	—	—	—	220,044	220,044
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $10,175	—	—	—	—	—	—	19,751	19,751

Comprehensive income								1,848,155

Treasury stock purchased (193,677 shares)	—	—	—	(1,374,751)	—	—	—	(1,374,751)
Cash dividends declared, ($0.05 per share)	—	—	—	—	—	(965,995)	—	(965,995)
Exercise of stock options	—	—	(13,970)	65,398	—	—	—	51,428
Excess tax liability on stock-based compensation	—	—	(63,591)	—	—	—	—	(63,591)
Stock options expense	—	—	217,275	—	—	—	—	217,275
Common stock released from benefit plans	—	—	(70,672)	—	627,055	—	—	556,383
Common stock acquired by benefit plans	—	—	—	—	(17,318)	—	—	(17,318)

BALANCE—MARCH 31, 2010	24,460,240	$244,602	$201,991,693	$(28,755,949)	$(18,604,405)	$55,447,278	$4,110,367	$214,433,586

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2009	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

Comprehensive income:
Net income	—	—	—	—	—	2,152,369	—	2,152,369
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $353,185	—	—	—	—	—	—	685,595	685,595
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $4,549	—	—	—	—	—	—	8,830	8,830

Comprehensive income								2,846,794

Treasury stock purchased (1,381,055 shares)	—	—	—	(10,014,188)	—	—	—	(10,014,188)
Cash dividends declared, ($0.05 per share)	—	—	—	—	—	(1,026,769)	—	(1,026,769)
Excess tax liability on stock-based compensation	—	—	(68,037)	—	—	—	—	(68,037)
Stock options expense	—	—	221,151	—	—	—	—	221,151
Common stock released from benefit plans	—	—	(73,902)	—	874,670	—	—	800,768
Common stock acquired by benefit plans	—	—	—	—	(16,069)	—	—	(16,069)

BALANCE—MARCH 31, 2009	24,460,240	$244,602	$201,457,677	$(20,539,288)	$(21,064,495)	$67,132,738	$3,613,001	$230,844,235

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
OPERATING ACTIVITIES:
	$1,608,360	$2,152,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	563,445	116,691
Depreciation	229,725	222,185
Stock-based compensation expense	771,058	782,448
Net loss (gain) on real estate owned	297,286	(15,834)
Deferred income tax (benefit) expense	(241,840)	1,310,976
Amortization of:
Deferred loan fees	(331,420)	(307,654)
Premiums and discounts, net	(41,830)	(57,690)
Income from bank owned life insurance	(438,486)	(448,554)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(244,306)	(70,753)
Prepaid expenses and other assets	999,366	(773,246)
Accrued interest payable	892,560	838,042
Accounts payable and accrued expenses	311,778	(374,835)

Net cash provided by operating activities	4,375,696	3,374,145

INVESTING ACTIVITIES:
Principal collected on loans	29,717,723	34,124,827
Disbursements for loans	(17,668,949)	(40,870,441)
Purchases of:
Mortgage-backed securities available for sale	(18,466,875)	(4,399,240)
Investments available for sale	(35,013,521)	(535,024)
Property and equipment	(7,439)	(97,727)
Proceeds from:
Maturities of mortgage-backed securities held to maturity	150,178	—
Maturities of mortgage-backed securities available for sale	—	461,536
Maturities of investments available for sale	18,540,000	9,194,000
Principal repayments of mortgage-backed securities held to maturity	5,348,352	4,318,601
Principal repayments of mortgage-backed securities available for sale	12,904,872	8,886,562
Sales of real estate owned	704,914	491,106
Reimbursements towards real estate owned	—	75,445

Net cash (used in) provided by investing activities	(3,790,745)	11,649,645

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	20,215,781	23,169,586
Net increase in certificate accounts	7,232,341	41,562,821
Net increase in other borrowed money	5,414,286	2,727,131
Advances from Federal Home Loan Bank	935,000	45,935,000
Repayments of advances from Federal Home Loan Bank	(6,941,261)	(100,487,696)
Net increase in advances from borrowers for taxes and insurance	548,213	1,056,989
Proceeds from exercise of stock options	51,428	—
Excess tax liability from stock-based compensation	(63,591)	(68,037)
Purchase of treasury stock	(1,374,751)	(10,014,188)
Payment of cash dividend	(965,995)	(1,026,769)

Net cash provided by financing activities	25,051,451	2,854,837

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,636,402	17,878,627

CASH AND CASH EQUIVALENTS—Beginning of period	44,714,239	31,863,344

CASH AND CASH EQUIVALENTS—End of period	$70,350,641	$49,741,971

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended March 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$3,964,381	$5,302,517
Income taxes	$—	$—
Non-cash transfer of loans to real estate owned	$—	$11,950,195
Acquisition of stock for deferred compensation plans trust	$17,318	$16,069
Release of stock from deferred compensation plans trust	$2,600	$239,471
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation—Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed in 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co., American Street Lofts LLC, 1210 Chestnut Realty LLC, and North Front Street Realty LLC. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which combined constitute one reportable segment. All significant intercompany balances and transactions have been eliminated.
The Bank’s executive offices are in Jenkintown, Pennsylvania, with 12 other branches and seven limited service facilities located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. The principal business of American Street Lofts LLC, 1210 Chestnut Realty LLC, and North Front Realty LLC is to own and manage certain properties that were acquired as real estate owned. The Bank also has the following inactive subsidiaries — Keswick Services II, and its wholly owned subsidiaries, and Abington Corp.
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any other period.
The Company follows accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets accounting principles generally accepted in the United States (“U.S. GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. The FASB established the FASB Accounting Standards Codification (the “Codification” or the “ASC”) as the source of authoritative accounting principles effective for interim and annual periods ended on or after September 15, 2009. The Company adopted the Codification as of September 30, 2009. The adoption did not have an impact on our financial position or results of operations.

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2010.
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
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the three months ended March 31, 2010 or 2009.
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

The allowance consists of specific allowances for impaired loans, a general allowance, or in some cases a specific allowance, on all classified and criticized loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. The allowance on impaired loans is established for the amount by which the discounted cash flows, observable market price or fair value of collateral if the loan is collateral dependent is lower than the carrying value of the loan. The general valuation allowance on classified and criticized loans which are not impaired relates to loans that are assigned to categories such as “doubtful”, “substandard” or “special mention,” based on identified weaknesses that increase the credit risk of the loan. The general allowance on non-classified and non-criticized loans is established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem loans. This allowance is based on historical loss experience adjusted for qualitative factors including the composition of the loan portfolio, collateral value trends and current economic conditions.
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
The components of other comprehensive income are as follows:

	Three Months Ended
	March 31,
	2010	2009

Net unrealized gain on securities arising during the period, net of tax	$220,044	$685,595
Plus: reclassification adjustment for net gain included in net income, net of tax	—	—

Net unrealized gain on securities, net of tax	$220,044	$685,595

Amortization of deferred costs on supplemental retirement plan, net of tax	19,751	8,830

Total other comprehensive income, net of tax	$239,795	$694,425

The components of accumulated other comprehensive income are as follows:

	March 31,	December 31,
	2010	2009

Net unrealized gain on securities	$4,261,904	$4,041,860
Unrecognized deferred costs of supplemental retirement plan	(151,537)	(171,288)

Total accumulated other comprehensive income	$4,110,367	$3,870,572

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
At March 31, 2010, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 6.
The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 6. Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2010 and 2009, there were 2,183,700 and 2,206,296 antidilutive CSEs, respectively. Earnings per share were calculated as follows:

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$1,608,360	$1,608,360	$2,152,369	$2,152,369

Weighted average shares outstanding	18,995,279	18,995,279	20,550,141	20,550,141
Effect of common stock equivalents	—	377,243	—	557,402

Adjusted weighted average shares used in earnings per share computation	18,995,279	19,372,522	20,550,141	21,107,543

Earnings per share	$0.08	$0.08	$0.10	$0.10

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
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance in ASU 2010-06 is effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted the amended guidance, except for the requirement effective for fiscal years beginning after December 15, 2010, on January 1, 2010. The adoption did not have any impact on our financial position or results of operations.
In March 2010, the FASB issues ASU 2010-11, Scope Exception Related to Embedded Credit Derivatives, which updates ASC 815, Derivatives and Hedging. The updated guidance addresses application of the embedded derivative scope exception in ASC 815-15-15-8 and 15-9 and primarily affects entities that hold or issue investments in financial instruments that contain embedded credit derivative features. The ASU includes a transition provision which permits entities to make a special one-time election to apply the fair value option to any investments in a beneficial interest in securitized financial asset, regardless of whether such investments contain embedded derivative features. The amended guidance is effective for the Company on July 1, 2010. The Company is continuing to evaluate this guidance, but does not expect that the guidance will have a significant impact on our financial position or results of operations.

Reclassifications—Certain items in the 2009 consolidated financial statements have been reclassified to conform to the presentation in the 2010 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.
2.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,386,403	$444,330	$—	$20,830,733

Total debt securities	$20,386,403	$444,330	$—	$20,830,733

	Available for Sale
	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$73,860,511	$783,431	$(57,849)	$74,586,093
Corporate bonds and commercial paper	2,113,618	18,082	—	2,131,700
Municipal bonds	20,688,125	974,175	(4,397)	21,657,903
Certificates of deposit	99,000	—	—	99,000

Total debt securities	96,761,254	1,775,688	(62,246)	98,474,696

Equity securities:
Common stock	10	—	(2)	8
Mutual funds	2,602,057	5,077	—	2,607,134

Total equity securities	2,602,067	5,077	(2)	2,607,142

Total	$99,363,321	$1,780,765	$(62,248)	$101,081,838

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,386,944	$400,325	$—	$20,787,269

Total debt securities	$20,386,944	$400,325	$—	$20,787,269

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$55,863,999	$691,337	$(95,669)	$56,459,667
Corporate bonds and commercial paper	3,123,496	6,286	(8,342)	3,121,440
Municipal bonds	21,238,185	817,838	(848)	22,055,175
Certificates of deposit	99,000	—	—	99,000

Total debt securities	80,324,680	1,515,461	(104,859)	81,735,282

Equity securities:
Common stock	10	—	(1)	9
Mutual funds	2,580,411	1,569	—	2,581,980

Total equity securities	2,580,421	1,569	(1)	2,581,989

Total	$82,905,101	$1,517,030	$(104,860)	$84,317,271

There were no sales of debt or equity securities during the three months ended March 31, 2010 or 2009. No impairment charge was recognized on investment securities during the three months ended March 31, 2010 or 2009.
All municipal bonds included in debt securities are bank-qualified municipal bonds.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the parties may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$4,708,640	$4,737,005	$—	$—
Due after one year through five years	81,890,521	83,318,354	—	—
Due after five years through ten years	10,162,093	10,419,337	9,507,457	9,748,699
Due after ten years	—	—	10,878,946	11,082,034

Total	$96,761,254	$98,474,696	$20,386,403	$20,830,733

The table below sets forth investment securities which had an unrealized loss position as of March 31, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$(57,849)	$27,935,300	$—	$—
Municipal bonds	(4,397)	814,595	—	—
Equity securities	(2)	8	—	—

Total securities available for sale	(62,248)	28,749,903	—	—

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$(95,669)	$18,299,480	$—	$—
Corporate bonds and commercial paper	(8,342)	1,127,220	—	—
Municipal bonds	(848)	251,938	—	—
Equity securities	(1)	9	—	—

Total securities available for sale	(104,860)	19,678,647	—	—

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2010, no investment securities were in a gross unrealized loss position for 12 months or longer. Investment securities in a gross unrealized loss position for less than 12 months at March 31, 2010, consisted of 15 securities having an aggregate depreciation of 0.2% from the Company’s amortized cost basis. The 15 securities included 11 agency bonds, three municipal bonds, and one equity security. Management has concluded that, as of March 31, 2010, the unrealized losses above were temporary in nature. The unrealized loss on the equity security is not material. The unrealized losses on these debt securities are not related to the underlying credit quality of the issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on these debt securities have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized costs of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that the values will recover as market interest rates move and the current market environment improves. The Company does not currently have plans to sell any of these securities, nor does it anticipate that it will be required to sell any of these securities prior to a recovery of their cost basis.
3.	MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$16,739,474	$369,337	$(83,290)	$17,025,521
FNMA pass-through certificates	26,187,836	1,168,103	—	27,355,939
FHLMC pass-through certificates	12,381,807	309,527	(14,762)	12,676,572
Collateralized mortgage obligations	16,318,679	—	(1,171,956)	15,146,723

Total	$71,627,796	$1,846,967	$(1,270,008)	$72,204,755

	Available for sale
	March 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,336	$360	$—	$2,696
FNMA pass-through certificates	42,940,677	2,210,386	—	45,151,063
FHLMC pass-through certificates	42,888,719	2,150,445	(4,365)	45,034,799
Collateralized mortgage obligations	53,728,284	477,663	(95,575)	54,110,372

Total	$139,560,016	$4,838,854	$(99,940)	$144,298,930

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$18,607,580	$374,179	$(198,784)	$18,782,975
FNMA pass-through certificates	27,817,665	1,031,598	—	28,849,263
FHLMC pass-through certificates	13,242,317	258,707	(26,483)	13,474,541
Collateralized mortgage obligations	17,482,374	—	(1,291,656)	16,190,718

Total	$77,149,936	$1,664,484	$(1,516,923)	$77,297,497

	Available for sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,464	$369	$—	$2,833
FNMA pass-through certificates	45,813,997	2,265,098	—	48,079,095
FHLMC pass-through certificates	48,863,220	2,363,183	(24,953)	51,201,450
Collateralized mortgage obligations	39,237,050	354,656	(246,492)	39,345,214

Total	$133,916,731	$4,983,306	$(271,445)	$138,628,592

There were no sales of mortgage-backed securities during the three months ended March 31, 2010 or 2009. No impairment charge was recognized on mortgage-backed securities during the three months ended March 31, 2010 or 2009.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA and the FHLMC as well as certain AAA rated private issuers. At March 31, 2010 and December 31, 2009, respectively, $7.9 million and $8.4 million of our CMOs were issued by private issuers.
The table below sets forth mortgage-backed securities which had an unrealized loss position as of March 31, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
GNMA pass-through certificates	$(83,290)	$10,197,886	$—	$—
FHLMC pass-through certificates	(14,762)	4,681,730	—	—
Collateralized mortgage obligations	(214,740)	8,225,883	(957,216)	6,920,840

Total securities held to maturity	(312,792)	23,105,499	(957,216)	6,920,840

Securities available for sale:
FHLMC pass-through certificates	—	—	(4,365)	1,090,643
Collateralized mortgage obligations	(72,611)	20,753,057	(22,964)	3,369,402

Total securities available for sale	(72,611)	20,753,057	(27,329)	4,460,045

Total	$(385,403)	$43,858,556	$(984,545)	$11,380,885

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
GNMA pass-through certificates	$(198,784)	$10,122,441	$—	$—
FHLMC pass-through certificates	(26,483)	4,787,594	—	—
Collateralized mortgage obligations	(322,627)	8,755,414	(969,029)	7,435,304

Total securities held to maturity	(547,894)	23,665,449	(969,029)	7,435,304

Securities available for sale:
FHLMC pass-through certificates	(21,372)	2,060,797	(3,581)	1,225,716
Collateralized mortgage obligations	(194,886)	13,186,239	(51,606)	3,340,759

Total securities available for sale	(216,258)	15,247,036	(55,187)	4,566,475

Total	$(764,152)	$38,912,485	$(1,024,216)	$12,001,779

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2010, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of six securities having an aggregate depreciation of 8.0% from the Company’s amortized cost basis. The six securities included one FHLMC balloon MBS and five CMOs of which one was an agency CMO and four of which were issued by private issuers. Included in this total are two CMOs with an aggregate principal balance of approximately $3.6 million at March 31, 2010, that had declines of approximately 21% and 23% from their amortized cost basis at such date. These CMOs were issued by private issuers. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at March 31, 2010, consisted of 13 securities having an aggregate depreciation of 0.9% from the Company’s amortized cost basis. The 13 securities included two GNMA MBS, one FHLMC MBS, and ten CMOs, all of which were agency CMOs. Management has concluded that, as of March 31, 2010, the unrealized losses above, including the losses on the CMOs issued by private issuers, were temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio, including our CMOs. The losses are not related to the underlying credit quality of the issuers, all of whom remain AAA rated, including the private issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities, including the CMOs, have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company does not currently have plans to sell any these securities, nor does it anticipate that it will be required to sell any these securities prior to a recovery of their cost basis.

4.	LOANS RECEIVABLE AND REAL ESTATE OWNED
Loans receivable consist of the following:

	March 31, 2010	December 31, 2009

One-to four-family residential	$424,528,057	$432,004,572
Multi-family residential and commercial	129,271,322	135,482,758
Construction	191,129,880	203,642,336
Home equity lines of credit	38,886,458	36,273,685
Commercial business loans	21,123,798	18,876,987
Consumer non-real estate loans	676,249	2,358,063

Total loans	805,615,764	828,638,401

Less:
Construction loans in process	(43,382,509)	(54,198,647)
Deferred loan fees, net	(634,171)	(789,460)
Allowance for loan losses	(9,319,942)	(9,090,353)

Loans receivable—net	$752,279,142	$764,559,941

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009

Balance—beginning of year	$9,090,353	$11,596,784	$11,596,784
Provision for loan losses	563,445	18,736,847	116,691
Charge-offs	(342,267)	(21,394,378)	(3,669,223)
Recoveries	8,411	151,100	138,881

(Charge-offs)/recoveries—net	(333,856)	(21,243,278)	(3,530,342)

Balance—end of period	$9,319,942	$9,090,353	$8,183,133

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
As of March 31, 2010 and December 31, 2009, the recorded investment in loans that were considered to be impaired was as follows.

	March 31,	December 31,
	2010	2009

Impaired collateral-dependent loans with a valuation allowance	$17,827,725	$18,111,166
Impaired collateral-dependent loans with no valuation allowance	9,619,709	10,237,145

Total Impaired collateral-dependent loans	$27,447,434	$28,348,311

Average impaired loan balance	$27,912,752	$23,575,378

Valuation allowance on impaired loans	$3,794,300	$3,605,504

Interest income recognized on impaired loans	$—	$—
Our loan portfolio at March 31, 2010 included an aggregate of $27.5 million of impaired loans compared to $28.3 million of impaired loans at December 31, 2009. During the first quarter of 2010, there were no significant additions to or deductions from the loans classified as impaired. Non-accrual loans at March 31, 2010 and December 31, 2009 amounted to approximately $27.4 million and $28.3 million, respectively. All of our impaired loans at such dates were on non-accrual status. One- to four-family residential loans are typically placed on non-accrual at the time the loan is 120 days delinquent, and all other loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are charged off when the loan is deemed uncollectible. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at March 31, 2010 and December 31, 2009 amounted to approximately $38.1 million and $34.6 million, respectively. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest. At March 31, 2010 we had $10.7 million of loans that were 90 days or more past due, but still accruing interest compared to $6.2 million at December 31, 2009.

We had one troubled debt restructuring at March 31, 2010 and December 31, 2009. The troubled debt restructuring is for a commercial real estate loan with an outstanding balance of $2.4 million and $2.5 million, respectively, at March 31, 2010 and December 31, 2009. The commercial property which collateralizes this loan is currently listed for sale by the borrower. At both March 31, 2010 and December 31, 2009, $1.0 million of our allowance for loan losses was allocated to this loan, which was classified as non-accrual and considered to be impaired at such dates. We have no commitments to lend additional funds to the borrower under this loan. The loan has been classified as a troubled debt restructuring, as we have modified the payment terms from the original agreement to allow the borrower to make reduced payments. The reduced payments, which include both principal and interest, were agreed to in order to relieve some of the cash flow burden on the borrower’s overall position. In addition to this loan, we have three additional construction loans to this borrower with an aggregate outstanding balance of $13.7 million and $13.4 million, respectively, at March 31, 2010 and December 31, 2009. These three loans were each classified as substandard at both March 31, 2010 and December 31, 2009, with an aggregate of $684,000 and $670,000, respectively, of our allowance for loan losses allocated to these loans at such dates. Although none of the additional three loans were considered to be impaired or on non-accrual status at March 31, 2010 or December 31, 2009, two of the loans, with an aggregate outstanding balance of $6.0 million at March 31, 2010 and December 31, 2009, were over 90 days past due at each date.
Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the three months ended March 31, 2010 and 2009, no interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $474,000 and $252,000, respectively, for the three months ended March 31, 2010 and 2009.
Following is a summary of changes in the balance of real estate owned for the periods presented:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009

Balance—beginning of period	$22,818,856	$1,739,599
Additions	—	25,582,818
Capitalized improvements	—	1,129,046
Valuation adjustments	(166,981)	(4,501,580)
Dispositions	(835,219)	(1,131,027)

Balance—end of period	$21,816,656	$22,818,856

During the first quarter of 2010, we sold three one- to four-family residential properties and reached an agreement of sale on a fourth one- to four-family residential property included in REO. The four properties had an aggregate outstanding balance of approximately $1.2 million at December 31, 2009. During the first quarter of 2010, a net loss on real estate owned of approximately $130,000 in the aggregate was recognized on the three settled properties and a valuation adjustment of approximately $135,000 was recognized to write-down the value of the fourth property. An additional valuation adjustment of approximately $32,000 was also recognized to write-down the value of another REO property during the first quarter of 2010. Our net loss on REO for the three months ended March 31, 2010 also includes approximately $284,000 in non-capitalized expenses on our REO properties.

5.	DEFERRED INCOME TAXES
Items that gave rise to significant portions of the deferred tax balances are as follows:

	March 31,	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$3,168,780	$3,090,720
Deferred compensation	1,977,585	2,048,647
Write-down of impaired investments	295,526	295,526
Write-down of real estate owned	1,587,311	1,530,537
Other assets	339,681	181,702

Total deferred tax assets	7,368,883	7,147,132

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(2,195,527)	(2,082,171)
Deferred loan fees	(329,834)	(333,723)
Other liabilities	(13,766)	(19,791)

Total deferred tax liabilities	(2,539,127)	(2,435,685)

Net deferred tax asset	$4,829,756	$4,711,447

6.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS
In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, which was frozen retroactive to January 1, 2005, a deferred compensation plan for directors, a supplemental retirement plan for directors and selected executive officers and a 401(k) retirement plan for substantially all of its employees. Further detail of these plans can be obtained from the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005, the ESOP acquired an aggregate of 914,112 shares of common stock for approximately $7.4 million, an average price of $8.06 per share. These shares are being released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are being released over a 30-year period. No additional purchases are expected to be made by the ESOP. At March 31, 2010, the ESOP held approximately 1.6 million unallocated shares of Company common stock with a fair value of $13.0 million and approximately 312,000 allocated shares with a fair value of $2.5 million. During the three-month periods ended March 31, 2010 and 2009, approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $180,000 and $183,000 in compensation expense, respectively.

Recognition and Retention Plans
In June 2005, the shareholders of Abington Community Bancorp, the predecessor to the Company, approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 Trust”) acquired 457,056 shares of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share. The Company made sufficient contributions to the 2005 Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 Trust have been granted to certain officers, employees and directors of the Company, however, due to the forfeiture of shares by certain officers of the Company, 4,416 shares remain available for future grant. 2005 RRP shares generally vest at the rate of 20% per year over five years.
In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. The Company made sufficient contributions to the 2007 Trust to fund the purchase of these shares. Pursuant to the terms of the plan, 517,200 shares acquired by the 2007 Trust were granted to certain officers, employees and directors of the Company in January 2008. Due to the forfeiture of shares by certain officers of the Company in addition to unawarded shares, 39,816 shares remain available for future grant. 2007 RRP shares generally vest at the rate of 20% per year over five years.
A summary of the status of the shares under the 2005 and 2007 RRP as of March 31, 2010 and 2009, and changes during the three months ended March 31, 2010 and 2009 are presented below:

	Three Months Ended March 31,
	2010		2009
		Weighted		Weighted
	Number of	average grant	Number of	average grant
	shares	date fair value	shares	date fair value

Nonvested at the beginning of the year	481,272	$8.79	661,763	$8.72
Granted	—	—	—	—
Vested	(94,940)	9.11	(97,140)	9.11
Forfeited	(3,876)	7.95	—	—

Nonvested at the end of the period	382,456	$8.71	564,623	$8.65

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three-month periods ended March 31, 2010 and 2009, approximately 45,000 RRP shares were amortized to expense in each period, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $373,000 and $382,000 in compensation expense, respectively. A tax benefit of approximately $63,000 and $62,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. As of March 31, 2010, approximately $3.1 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At March 31, 2010, the weighted average remaining lives of the RRP awards was approximately 2.3 years.
Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price not less than the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2010, a total of 1,142,640 shares of common stock were reserved for future issuance pursuant to the 2005 Option Plan, of which 15,896 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2010, a total of 1,302,990 shares of common stock were reserved for future issuance pursuant to the 2007 Option Plan, of which 176,290 shares remain available for grant.
A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of March 31, 2010 and 2009, and changes during the three months ended March 31, 2010 and 2009 are presented below:

	Three Months Ended March 31,
	2010		2009
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,198,888	$8.47	2,206,296	$8.48
Granted	—	—	—	—
Exercised	(6,848)	7.51	—	—
Forfeited	(8,340)	8.06	—	—

Outstanding at the end of the period	2,183,700	$8.47	2,206,296	$8.48

Exercisable at the end of the period	1,240,920	$8.21	817,600	$8.05

The following table summarizes all stock options outstanding under the 2005 and 2007 Option Plans as of March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in years)

$6.00 - $7.00	12,500	$6.72	9.6	—	$—
7.01 - 8.00	905,920	7.51	5.2	724,736	7.51
8.01 - 9.00	7,200	8.35	5.6	5,760	8.35
9.01 - 10.00	1,218,800	9.15	7.8	486,600	9.14
Over 10.00	39,280	10.18	6.6	23,824	10.18

Total	2,183,700	$8.47	6.7	1,240,920	$8.21

Intrinsic value	$368,059			$282,647

No options were granted during the first three months of 2010 or 2009.
During the three months ended March 31, 2010 and 2009, approximately $217,000 and $221,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $24,000 and $22,000, respectively, was recognized during each of these periods with respect to the Option Plans. At March 31, 2010, approximately $1.8 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 1.7 years.
7.	COMMITMENTS AND CONTINGENCIES
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2010 and December 31, 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $129.3 million and $125.9 million, respectively, in the aggregate.
The Bank had approximately $1.8 million in outstanding mortgage loan commitments at March 31, 2010. The commitments are expected to be funded within 90 days with $1.7 million in fixed rates of interest ranging from 5.125% to 5.625%. These loans were not originated for resale. Also outstanding at March 31, 2010 were unused home equity lines of credit totaling approximately $29.5 million and unused commercial lines of credit totaling approximately $54.6 million. The unused portion of our construction loans in process at March 31, 2010 amounted to approximately $43.4 million.

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
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2010 and December 31, 2009, the Bank had letters of credit outstanding of approximately $49.3 million and $48.5 million, respectively, of which $48.5 million and $47.6 million, respectively, were standby letters of credit. At March 31, 2010 and December 31, 2009, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000 and $219,000, respectively, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of March 31, 2010 and December 31, 2009.
The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.
Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At March 31, 2010, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2010 and December 31, 2009, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.
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
Impaired Loans—A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. We obtained current appraisals of the collateral underlying all of our impaired loans for the periods presented. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at March 31, 2010 and December 31, 2009, are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, we classify impaired loans as Level 3.
Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
FHLB Stock—Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. FHLB stock is evaluated for impairment based on the ultimate recoverability of the par value of the security. We have evaluated our FHLB stock for impairment, and we have determined that the stock was not impaired at March 31, 2010.
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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$74,586,093	$—	$74,586,093	$—
Corporate bonds and commercial paper	2,131,700	—	2,131,700	—
Municipal bonds	21,657,903	—	21,657,903	—
Certificates of deposit	99,000	—	99,000	—
Equity securities:
Common stock	8	8	—	—
Mutual funds	2,607,134	2,607,134	—	—

Total investment securities available for sale	101,081,838	2,607,142	98,474,696	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,696	$—	$2,696	$—
FNMA pass-through certificates	45,151,063	—	45,151,063	—
FHLMC pass-through certificates	45,034,799	—	45,034,799	—
Collateralized mortgage obligations	54,110,372	—	54,110,372	—

Total mortgage-backed securities available for sale	144,298,930	—	144,298,930	—

Total	$245,380,768	$2,607,142	$242,773,626	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$56,459,667	$—	$56,459,667	$—
Corporate bonds and commercial paper	3,121,440	—	3,121,440	—
Municipal bonds	22,055,175	—	22,055,175	—
Certificates of deposit	99,000	—	99,000	—
Equity securities:
Common stock	9	9	—	—
Mutual funds	2,581,980	2,581,980	—	—

Total investment securities available for sale	84,317,271	2,581,989	81,735,282	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,833	$—	$2,833	$—
FNMA pass-through certificates	48,079,095	—	48,079,095	—
FHLMC pass-through certificates	51,201,450	—	51,201,450	—
Collateralized mortgage obligations	39,345,214	—	39,345,214	—

Total mortgage-backed securities available for sale	138,628,592	—	138,628,592	—

Total	$222,945,863	$2,581,989	$220,363,874	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2010 and December 31, 2009:

	March 31, 2010
	Total	Level 1		Level 2		Level 3

Impaired loans:
Multi-family residential and commercial	$3,646,396		$—		$—	$3,646,396
Construction	10,387,029		—		—	10,387,029

Total impaired loans	14,033,425		—		—	14,033,425
Real estate owned	21,816,656		—		—	21,816,656

Total	$35,850,081	$		$		$35,850,081

	December 31, 2009
	Total	Level 1		Level 2		Level 3

Impaired loans:
Multi-family residential and commercial	$3,646,396		$—		$—	$3,646,396
Construction	10,859,266		—		—	10,859,266

Total impaired loans	14,505,662		—		—	14,505,662
Real estate owned	22,818,856		—		—	22,818,856

Total	$37,324,518	$		$		$37,324,518

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

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$70,351	$70,351	$44,714	$44,714
Investment securities	121,468	121,913	104,704	105,105
Mortgage-backed securities	215,927	216,504	215,779	215,926
Loans receivable—net	752,279	756,599	764,560	769,058
FHLB stock	14,608	14,608	14,608	14,608
Accrued interest receivable	4,523	4,523	4,279	4,279

Liabilities:
Deposits	$877,649	$858,666	$850,200	$836,176
Advances from Federal Home Loan Bank	140,733	146,613	146,739	152,773
Other borrowed money	22,088	22,088	16,673	16,673
Accrued interest payable	2,700	2,700	1,807	1,807
Off balance sheet financial instruments	—	—	—	—
The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010 and December 31, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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
We recorded net income of $1.6 million for the quarter ended March 31, 2010, compared to net income of $2.2 million for the quarter ended March 31, 2009. Basic and diluted earnings per share were both $0.08 for the first quarter of 2010 compared to basic and diluted earnings per share of $0.10 for the first quarter of 2009. Net interest income was $8.2 million for the three months ended March 31, 2010, compared to $7.6 million for the three months ended March 31, 2009, an increase of 8.7%. The increase in our net interest income for the first quarter of 2010 compared to the first quarter of 2009 occurred as a decrease in our interest expense quarter-over-quarter exceeded the decrease in our interest income. Our average interest rate spread increased 34 basis points to 2.65% for the three months ended March 31, 2010 from 2.31% for the three months ended March 31, 2009. The improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased quarter-over-quarter to 2.92% for the three months ended March 31, 2010 from 2.77% for the three months ended March 31, 2009.
We recorded a provision for loan losses of $563,000 during the first quarter of 2010 compared to a provision of $117,000 during the first quarter of 2009. As has been the case in previous quarters, the majority of our provision related to loans included in our construction loan portfolio (which includes land acquisition and development loans).

The Company’s total assets increased $28.8 million, or 2.3%, to $1.27 billion at March 31, 2010 compared to $1.24 billion at December 31, 2009. Our total deposits increased $27.4 million or 3.2% to $877.6 million at March 31, 2010 compared to $850.2 million at December 31, 2009. Our total stockholders’ equity increased to $214.4 million at March 31, 2010 from $214.2 million at December 31, 2009.
Critical Accounting Policies, Judgments and Estimates—In reviewing and understanding financial information for Abington Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 1 of the notes to our unaudited consolidated financial statements. The accounting and financial reporting policies of Abington Bancorp, Inc. conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. The Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification (the “Codification” or the “ASC”) as the authoritative source for U.S. GAAP. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis including those related to the allowance for loan losses, fair value measurements, other-than-temporary impairment of securities, and deferred income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances. These form the basis for making judgments on the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Allowance for Loan Losses—The allowance for loan losses is increased by charges to income through the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is maintained at a level that management considers adequate to provide for losses based upon evaluation of the known and inherent risks in the loan portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, the volume and composition of lending conducted by the Company, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent losses in the portfolio. This evaluation is inherently subjective as it requires material estimates including, among others, the amount and timing of expected future cash flows on impacted loans, exposure at default, value of collateral, and estimated losses on our loan portfolio. All of these estimates may be susceptible to significant change.
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
We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike amounts which have been specifically identified with respect to particular classified and criticized loans, is not established on an individual loan-by-loan basis. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we identify similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. These portfolios generally have high credit scores and strong loan-to-value ratios (typically below 80% at origination), and have not been significantly impacted by recent housing price depreciation. For our commercial real estate and construction loan portfolios, a further analysis is made in which we segregated the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors are then considered for each type of loan, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience. In prior periods, we evaluated our loss experience using a time period of five years, to capture a full cycle of trends over the lives of our loans. Due to the significant downturn in economic and business conditions in recent periods, however, as well as our changing loss experience during that time, we placed a higher reliance on our recent loss history than on our prior loss history in determining our expectation of future losses. More specifically, we considered our loss history beginning in 2009 as the primary factor in analyzing our historical losses. This analysis was first used during 2009, and resulted in a significant increase in the historical loss factor with respect to our construction loan portfolio at that time, compared to the historical loss figure for the five-year period. The loss factors utilized with respect to our other loan categories at that time in establishing our allowance for loan losses remained relatively consistent with our analyses used in prior periods. The analysis for the period ended March 31, 2010, which included the loss history for all of 2009 and the first quarter of 2010, resulted in loss factors comparable to those used at December 31, 2009.
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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2010 and December 31, 2009, while we did not have any assets that were measured at fair value on a recurring basis using Level 3 measurements, we did have assets that were measured at fair value on a nonrecurring basis using Level 3 measurements. See Note 8 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.
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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2010 AND DECEMBER 31, 2009
The Company’s total assets increased $28.8 million, or 2.3%, to $1.27 billion at March 31, 2010 compared to $1.24 billion at December 31, 2009. The most significant increases were in our cash and cash equivalents and our investment securities, which grew by $25.6 million and $16.8 million, respectively, during the first quarter of 2010. The growth in investment securities was due primarily to the purchase of $35.0 million of agency bonds, partially offset by $17.0 million in calls on agency securities. These increases were largely funded by our deposit growth and our loan repayments. Our net loans receivable decreased $12.3 million or 1.6% to $752.3 million at March 31, 2010 from $764.6 million at December 31, 2009. Our gross construction loans decreased $12.5 million during the first quarter of 2010, however, this was largely offset by a $10.8 million decrease in the balance of our loans-in-process. Our one- to four-family residential loans and our multi-family residential and commercial real estate loans decreased $7.5 million and $6.2 million, respectively, in the first three months of 2010.
Our total deposits increased $27.4 million or 3.2% to $877.6 million at March 31, 2010 compared to $850.2 million at December 31, 2009. The increase during the first quarter of 2010 was due to growth in both core deposits and certificate accounts, but the largest increase continued to be in our core deposits. During the first three months of 2010, our core deposits increased $20.2 million or 5.1% driven by an increase in our savings and money market accounts of $24.0 million, or 9.0%. Our certificate accounts also increased during the quarter, growing $7.2 million or 1.6%. Additionally, our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $5.4 million or 32.5% to $22.1 million during the first quarter of 2010. Our advances from the Federal Home Loan Bank (“FHLB”) decreased $6.0 million or 4.1% to $140.7 million at March 31, 2010 from $146.7 million at December 31, 2009. We have continued to repay a portion of our advances based on a number of factors including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB.
Our total stockholders’ equity increased to $214.4 million at March 31, 2010 from $214.2 million at December 31, 2009. The increase was due primarily to our net income for the quarter, but was substantially offset by additional repurchases of our common stock. During the first quarter of 2010 we repurchased approximately 169,000 shares of the Company’s common stock for an aggregate cost of approximately $1.2 million as part of our stock repurchase plans. We have continued to repurchase our common stock based on determinations by management and the Board of Directors that the trading price of our stock, which has been below book value, provided an opportunity to utilize our current capital to repurchase shares in a manner intended to positively affect shareholder value. Our flexibility to undertake such a strategy is the result of our strong overall capital position. The Bank’s regulatory capital levels continue to far exceed requirements for well capitalized institutions (see chart in next section, “Liquidity and Capital Resources”).
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2010, our cash and cash equivalents amounted to $70.4 million. In addition, at that date we had $4.7 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $245.4 million at March 31, 2010.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2010, we had certificates of deposit maturing within the next 12 months of $323.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. Our borrowings consist primarily of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the FHLB as collateral for such advances. As of March 31, 2010, we had $140.7 million in outstanding FHLB advances, and we had $375.7 million in additional FHLB advances available to us. During the first quarter of 2010, we continued to reduce our outstanding balance of advances from the FHLB. We determined to repay a portion of our FHLB advances due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.
Our total stockholders’ equity increased to $214.4 million at March 31, 2010 from $214.2 million at December 31, 2009. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank.
The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	March 31,	December 31,	Regulatory	To Be Well
	2010	2009	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	13.22%	13.14%	4.00%	5.00%
Tier 1 risk-based capital ratio	20.54	20.04	4.00	6.00
Total risk-based capital ratio	21.70	21.16	8.00	10.00
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
At March 31, 2010, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008. See Note 6 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.

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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2010 and December 31, 2009, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2010 and December 31, 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $129.3 million and $125.9 million, respectively, in the aggregate.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2010 and December 31, 2009, the Bank had letters of credit outstanding of approximately $49.3 million and $48.5 million, respectively, of which $48.5 million and $47.6 million, respectively, were standby letters of credit. At March 31, 2010 and December 31, 2009, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000 and $219,000, respectively, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of March 31, 2010 and December 31, 2009.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.

Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At March 31, 2010, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at March 31, 2010.

		Amount of Commitment Expiration - Per Period
			After One to	After Three
	Total Amounts	To	Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$49,320	$21,066	$28,253	$1	$—
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	1,832	1,832	—	—	—
Unused portion of home equity lines of credit	29,473	—	—	—	27,893
Unused portion of commercial lines of credit	54,597	54,597	—	—	—
Undisbursed portion of construction loans in process	43,383	26,852	16,531	—	—

Total commitments	$178,790	$104,347	$44,784	$1	$29,658

The following table summarizes our contractual cash obligations at March 31, 2010. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One to	After Three
		To	Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$464,006	$323,850	$52,309	$41,614	$46,233

FHLB advances	140,733	44,539	14,761	55,441	25,992
Repurchase agreements	22,088	22,088	—	—	—

Total debt	162,821	66,627	14,761	55,441	25,992

Operating lease obligations	4,676	886	1,586	1,051	1,153

Total contractual obligations	$631,503	$391,363	$68,656	$98,106	$73,378

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
General. We recorded net income of $1.6 million for the quarter ended March 31, 2010, compared to net income of $2.2 million for the quarter ended March 31, 2009. Basic and diluted earnings per share were both $0.08 for the first quarter of 2010 compared to basic and diluted earnings per share of $0.10 for the first quarter of 2009. Net interest income was $8.2 million for the three months ended March 31, 2010, compared to $7.6 million for the three months ended March 31, 2009, an increase of 8.7%. The increase in our net interest income for the first quarter of 2010 compared to the first quarter of 2009 occurred as a decrease in our interest expense quarter-over-quarter exceeded the decrease in our interest income. Our average interest rate spread increased 34 basis points to 2.65% for the three months ended March 31, 2010 from 2.31% for the three months ended March 31, 2009. The improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased quarter-over-quarter to 2.92% for the three months ended March 31, 2010 from 2.77% for the three months ended March 31, 2009.
Interest Income. Our total interest income for the three months ended March 31, 2010 decreased $624,000 or 4.5% over the comparable 2009 period to $13.1 million. The decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $34.8 million or 3.2% to $1.13 billion for the first quarter of 2010 from $1.10 billion for the first quarter of 2009. The increase was driven by a $30.2 million increase in the average balance of our investment securities as well as increases in the average balances of our loans receivable and other interest-earning assets of $11.6 million and $12.9 million, respectively. These increases were partially offset by a $19.9 million decrease in the average balance of our mortgage-backed securities quarter-over-quarter. The average yield earned on our total interest-earning assets decreased 38 basis points to 4.63% for the first quarter of 2010 from 5.01% for the first quarter of 2009. The decrease in the average yield earned on our interest-earning assets was primarily the result of the current interest rate environment.
Interest Expense. Our total interest expense for the three months ended March 31, 2010 decreased $1.3 million or 20.9% from the comparable 2009 period to $4.9 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities more than offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 72 basis points to 1.98% for the first quarter of 2010 from 2.70% for the first quarter of 2009. The average rate we paid on our total deposits decreased 85 basis points quarter-over-quarter, driven by a 96 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $159.7 million or 24.3% to $816.2 million for the first quarter of 2010 from $656.5 million for the first quarter of 2009 due primarily to growth in our core deposits. The average balance of our core deposits increased $131.3 million or 58.7% to $355.1 million for the first quarter of 2010 from $223.8 million for the first quarter of 2009. Although the average rate we paid on our advances from the FHLB increased 77 basis points for the first quarter of 2010 compared to the first quarter of 2009, this increase was more than offset by a decrease of $91.0 million or 38.8% in the average balance of those advances quarter-over-quarter. The average rate of our FHLB advances increased in the 2010 period, as we relied less on overnight advances than we did during the 2009 period. The average rate paid on overnight advances is substantially below the average rate paid on our other, longer-term advances from the FHLB.

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

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$113,695	$811	2.85%	$83,477	$876	4.20%
Mortgage-backed securities	209,577	2,285	4.36	229,505	2,807	4.89
Loans receivable(2)	761,155	9,999	5.25	749,559	10,029	5.35
Other interest-earning assets	46,351	6	0.05	33,433	13	0.16

Total interest-earning assets	1,130,778	13,101	4.63	1,095,974	13,725	5.01

Cash and non-interest bearing balances	21,691			22,997
Other non-interest-earning assets	94,921			77,393

Total assets	$1,247,390			$1,196,364

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$274,438	687	1.00	$155,524	568	1.46
Checking accounts	80,630	9	0.04	68,266	4	0.02
Certificate accounts	461,098	2,593	2.25	432,668	3,469	3.21

Total deposits	816,166	3,289	1.61	656,458	4,041	2.46
FHLB advances	143,740	1,554	4.32	234,760	2,085	3.55
Other borrowings	20,018	14	0.28	18,069	14	0.31

Total interest-bearing liabilities	979,924	4,857	1.98	909,287	6,140	2.70

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	41,430			38,719
Real estate tax escrow accounts	3,758			4,006
Other liabilities	7,799			8,997

Total liabilities	1,032,911			961,009
Stockholders’ equity	214,479			235,355

Total liabilities and stockholders’ equity	$1,247,390			$1,196,364

Net interest-earning assets	$150,854			$186,687

Net interest income; average interest rate spread		$8,244	2.65%		$7,585	2.31%

Net interest margin(3)			2.92%			2.77%

(1)	Investment securities for the 2010 period include 133 tax-exempt municipal bonds with an aggregate average balance of $40.9 million and an average yield of 3.9%. Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.5 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $563,000 during the first quarter of 2010 compared to a provision of $117,000 during the first quarter of 2009. As has been the case in previous quarters, the majority of our provision in the first quarter of 2010 related to loans included in our construction loan portfolio. Our loan portfolio at March 31, 2010 included an aggregate of $38.1 million of non-performing loans, defined as non-accruing loans and accruing loans 90 days or more past due, compared to $34.6 million of non-performing loans at December 31, 2009. Of our non-performing loans at March 31, 2010, $33.2 million were for construction loans (which includes land acquisition and development loans) compared to $29.3 million at December 31, 2009. The increase in our non-performing loans during the first quarter of 2010 was due primarily to the addition of one construction loan with an outstanding balance of $4.5 million at March 31, 2010 that became over 90 days past due during the quarter. This loan, which is for a mixed-use commercial/residential development in Montgomery County, Pennsylvania, had previously been classified at December 31, 2009, but did not meet the definition of non-performing as it was neither 90 days past due nor on non-accrual status at such date. At December 31, 2009, approximately $1.2 million of our allowance for loan losses was allocated to this loan. At March 31, 2010, the allowance for loan losses allocated to this loan was increased to approximately $1.4 million. At March 31, 2010 and December 31, 2009, our non-performing loans amounted to 5.00% and 4.47%, respectively, of loans receivable, and our allowance for loan losses amounted to 24.45% and 26.28%, respectively, of non-performing loans. At March 31, 2010 and December 31, 2009, our non-performing assets amounted to 4.73% and 4.64% of total assets, respectively.
During 2010, our oversight of the Company’s loan portfolio, particularly its construction loans, and resolution efforts with respect to non-performing assets will be a central focus of our management team. During the first quarter of 2010, we sold three one- to four-family residential properties and reached an agreement of sale on a fourth one- to four-family residential property included in real estate owned (“REO”). The four properties had an aggregate outstanding balance of approximately $1.2 million at December 31, 2009. A net loss on real estate owned of approximately $265,000 in the aggregate was recognized on these four properties during the first quarter of 2010.
Subsequent to March 31, 2010, a plan of reorganization was approved by the bankruptcy court related to two of the impaired shared national credit loans in which we participate. The approval allowed the pending sale of the underlying assets to be completed, providing for settlement of the outstanding loans. The two loans, which were classified as impaired and placed on non-accrual status during 2009, had an aggregate outstanding balance of $7.2 million at March 31, 2010. At such date, no portion of the allowance for loan losses was allocated to these loans after recording $5.6 million in loan charge-offs during 2009. A net recovery of approximately $1.0 million in the aggregate will be recognized on the settlement of these loans through our allowance for loan losses during the second quarter of 2010. While the resolution of these items is a positive step in reducing our non-performing assets, given the continuing effects of the economic recession in the Company’s market area in general and, in particular, on some of the Company’s larger borrowers, some of whom are in troubled financial condition and either are or may soon be involved in bankruptcy proceedings, no assurance can be given that additional provisions for loan losses or loan charge-offs may not be required in the coming quarters.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the date indicated.

	March 31, 2010	December 31, 2009	September 30, 2009
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family residential	$—	$237	$239
Multi-family residential and commercial real estate(1)	4,788	4,801	261
Construction	22,659	23,303	31,477
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total non-accruing loans	27,447	28,341	31,977

Accruing loans 90 days or more past due:
One- to four-family residential	29	110	633
Multi-family residential and commercial real estate	—	—	—
Construction	10,535	5,998	10,844
Commercial business	—	—	—
Home equity lines of credit	106	141	97
Consumer non-real estate	—	—	—

Total accruing loans 90 days or more past due	10,670	6,249	11,574

Total non-performing loans(2)	38,117	34,590	43,551

Real estate owned, net	21,817	22,819	18,181

Total non-performing assets	$59,934	$57,409	$61,732

Total non-performing loans as a percentage of loans	5.00%	4.47%	5.53%

Total non-performing loans as a percentage of total assets	3.01%	2.79%	3.55%

Total non-performing assets as a percentage of total assets	4.73%	4.64%	5.03%

(1)	Included in this category of non-accruing loans at March 31, 2010 and December 31, 2009 is one troubled debt restructuring with a balance of $2.4 million and $2.5 million, respectively, which was classified as non-accrual at such dates.

(2)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at March 31, 2010.

												Allowance
											Accruing	for Loan
			Type				Loan Classification				Loans 90	Losses
		Total		One- to							Days or	Allocated to
	No. of	Balance	Land	Four-	Multi-				Special		More Past	Construction
Range	Loans	Outstanding	Only	Family	Family	Commercial	Doubtful	Substandard	Mention	Non-Accrual(1)	Due	Loans
	(Dollars in Thousands)
Loans over $10.0 million	1	$18,662	$—	$—	$18,662	$—	$—	$—	$18,662	$—	$—	$—
Loans $5.0 million to $10.0 million	6	38,030	—	13,290	5,000	19,740	1,747	12,218	5,368	6,297	—	3,053
Loans $2.5 million to $5.0 million	15	54,842	3,706	33,071	—	18,065	5,674	14,241	11,972	7,242	10,535	2,631
Loans $1.0 million to $2.5 million	17	27,854	10,673	11,178	—	6,003	25	11,990	2,905	6,925	—	907
Loans under $1.0 million	21	8,359	1,403	4,921	1,686	349	137	2,102	1,658	2,195	—	275

Total construction loans	60	$147,747	$15,782	$62,460	$25,348	$44,157	$7,583	$40,551	$40,565	$22,659	$10,535	$6,866

(1)	Of the $22.7 million of non-accrual construction loans at March 31, 2010, $7.6 million are classified doubtful and $13.6 million are classified substandard.

Non-interest Income. Our total non-interest income decreased to $355,000 for the first quarter of 2010 from $1.0 million for the first quarter of 2009. The decrease was due primarily to a $597,000 increase in net loss on real estate owned. Approximately $297,000 of this loss related to the sale of the aforementioned REO properties as well as the write-down of approximately $32,000 on another REO property. The remaining expense related to additional construction, maintenance and utility expenses related to our REO properties. Our service charge income decreased $93,000 or 23.9% to $296,000 for the first quarter of 2010 from $389,000 for the first quarter of 2009 primarily as a result of a decrease in our income from overdraft charges.
Non-interest Expenses. Our total non-interest expenses for the first quarter of 2010 amounted to $6.0 million, representing an increase of $377,000 or 6.7% from the first quarter of 2009. The largest increase was in our deposit insurance premium expense, which increased $166,000 or 85.7% to $361,000 for the first quarter of 2010 from $194,000 for the first quarter of 2009. The increase in the insurance premium was due to an increase in our regular quarterly premium as a result of a new fee structure implemented by the FDIC. In addition, our occupancy expense and professional services expense increased $133,000 and $106,000, respectively, quarter-over-quarter. The increase in occupancy expense was due in part to higher real estate taxes, as well as services related to certain upgrades to our computer network. The increase in professional services expense was due primarily to legal fees incurred in relation to the resolution of certain non-performing loans and real estate owned.
Income Tax Expense. We recorded an income tax expense of approximately $460,000 for the first quarter of 2010 compared to an expense of approximately $742,000 for the first quarter of 2009. Our effective tax rate improved to 22.2% for the first quarter of 2010 compared to 25.6% for the first quarter of 2009. The improvement in our effective tax rate was due largely to the increase in our tax-exempt income as a percentage of our total pre-tax income.
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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 1.63% at March 31, 2010, compared to a negative 1.30% at December 31, 2009.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 21%. The annual prepayment rate for mortgage-backed securities is assumed to range from 3% to 35%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$290,784	$56,164	$157,253	$88,507	$141,401	$734,109
Mortgage-backed securities	42,288	29,460	73,554	34,921	30,965	211,188
Investment securities	5,882	3,610	65,820	43,745	693	119,750
Other interest-earning assets	55,245	—	—	—	—	55,245

Total interest-earning assets	394,199	89,234	296,627	167,173	173,059	1,120,292

Interest-bearing liabilities:
Savings and money market accounts	$43,134	$43,134	$108,919	$50,118	$44,159	$289,464
Checking accounts	—	—	—	—	81,738	81,738
Certificate accounts	241,678	86,009	48,473	41,614	46,232	464,006
FHLB advances	58,709	9,370	31,682	25,061	15,911	140,733
Other borrowed money	22,088	—	—	—	—	22,088

Total interest-bearing liabilities	365,609	138,513	189,074	116,793	188,040	998,029

Interest-earning assets less interest-bearing liabilities	$28,590	$(49,279)	$107,553	$50,380	$(14,981)	$122,263

Cumulative interest-rate sensitivity gap (3)	$28,590	$(20,689)	$86,864	$137,244	$122,263

Cumulative interest-rate gap as a percentage of total assets at March 31, 2010	2.26%	(1.63)%	6.86%	10.83%	9.65%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2010	107.82%	95.90%	112.53%	116.94%	112.25%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) Not applicable.
(b) Not applicable.
(c) Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased(1)	per Share	or Programs	Programs(2)

January 1, – January 31, 2010	101,351	$6.82	76,961	1,048,603
February 1, – February 28, 2010	79,852	7.21	79,852	968,751
March 1, – March 31, 2010	12,474	7.90	12,474	956,277

Total	193,677	$7.05	169,287	956,277

(1)	Includes 24,390 shares purchased during the quarter as permitted by the tax withholding provisions of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

(2)	On March 16, 2009, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,104,168 shares. Purchases under this plan were completed in January 2010. On January 14, 2010, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,048,603 shares. This repurchase program is schedule to terminate as of January 14, 2011.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. (REMOVED AND RESERVED)
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

ABINGTON BANCORP, INC.
Date: May 7, 2010	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: May 7, 2010	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer