Form 10-Q
period 2010-06-30
ABINGTON BANCORP, INC./PA
filed 2010-08-06
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 2, 2010, 20,179,641 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2010	December 31, 2009
ASSETS

Cash and due from banks	$20,834,307	$18,941,066
Interest-bearing deposits in other banks	46,142,520	25,773,173

Total cash and cash equivalents	66,976,827	44,714,239
Investment securities held to maturity (estimated fair value—2010, $21,044,139; 2009, $20,787,269)	20,385,862	20,386,944
Investment securities available for sale (amortized cost— 2010, $128,762,983; 2009, $82,905,101)	130,841,606	84,317,271
Mortgage-backed securities held to maturity (estimated fair value—2010, $68,280,985; 2009, $77,297,497)	66,539,614	77,149,936
Mortgage-backed securities available for sale (amortized cost— 2010, $141,665,630; 2009, $133,916,731)	147,183,045	138,628,592
Loans receivable, net of allowance for loan losses (2010, $7,157,174; 2009, $9,090,353)	735,537,658	764,559,941
Accrued interest receivable	4,255,150	4,279,032
Federal Home Loan Bank stock—at cost	14,607,700	14,607,700
Cash surrender value — bank owned life insurance	41,867,700	40,983,202
Property and equipment, net	10,004,493	10,423,190
Real estate owned	13,142,000	22,818,856
Deferred tax asset	2,533,631	4,711,447

Prepaid expenses and other assets	14,337,278	10,531,771

TOTAL ASSETS	$1,268,212,564	$1,238,112,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$46,184,830	$45,146,650
Interest-bearing	836,021,367	805,053,843

Total deposits	882,206,197	850,200,493
Advances from Federal Home Loan Bank	127,168,843	146,739,435
Other borrowed money	26,520,068	16,673,480
Accrued interest payable	3,345,529	1,807,334
Advances from borrowers for taxes and insurance	5,122,621	3,142,470
Accounts payable and accrued expenses	11,343,709	5,366,909

Total liabilities	1,055,706,967	1,023,930,121

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 20,354,522 shares in 2010, 21,049,025 shares in 2009	244,602	244,602
Additional paid-in capital	202,171,910	201,922,651
Treasury stock—at cost, 4,105,718 shares in 2010, 3,411,215 shares in 2009	(33,261,628)	(27,446,596)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(13,879,858)	(14,299,378)
Recognition & Retention Plan Trust (RRP)	(3,087,320)	(3,918,784)
Deferred compensation plans trust	(1,022,056)	(995,980)
Retained earnings	56,458,349	54,804,913
Accumulated other comprehensive income	4,881,598	3,870,572

Total stockholders’ equity	212,505,597	214,182,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,268,212,564	$1,238,112,121

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest on loans	$9,816,008	$10,149,228	$19,815,235	$20,177,861
Interest and dividends on investment and mortgage-backed securities:
Taxable	2,674,497	3,002,420	5,372,474	6,285,351
Tax-exempt	388,246	402,809	786,273	803,584
Interest and dividends on other interest-earning assets	19,761	14,000	25,653	26,930

Total interest income	12,898,512	13,568,457	25,999,635	27,293,726

INTEREST EXPENSE:
Interest on deposits	3,232,872	4,046,805	6,521,455	8,088,202
Interest on Federal Home Loan Bank advances	1,413,977	1,903,687	2,968,343	3,988,271
Interest on other borrowed money	20,324	21,757	34,616	36,335

Total interest expense	4,667,173	5,972,249	9,524,414	12,112,808

NET INTEREST INCOME	8,231,339	7,596,208	16,475,221	15,180,918

PROVISION FOR LOAN LOSSES	—	3,404,721	563,445	3,521,412

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,231,339	4,191,487	15,911,776	11,659,506

NON-INTEREST INCOME
Service charges	326,956	397,419	623,334	786,665
Income on bank owned life insurance	446,012	453,212	884,498	901,766
Net (loss) gain on real estate owned	(131,921)	153,248	(713,196)	169,082
Other income	164,721	127,932	366,462	290,838

Total non-interest income	805,768	1,131,811	1,161,098	2,148,351

NON-INTEREST EXPENSES
Salaries and employee benefits	3,030,727	2,809,910	5,960,509	5,767,269
Occupancy	711,988	524,702	1,424,708	1,103,996
Depreciation	227,810	225,889	457,535	448,074
Professional services	576,209	360,740	1,020,120	698,400
Data processing	431,789	412,967	854,411	792,779
Deposit insurance premium	494,416	960,357	854,919	1,154,504
Advertising and promotions	148,884	106,521	256,257	181,056
Director compensation	225,509	225,109	445,455	448,855
Other	549,406	627,874	1,090,145	1,249,541

Total non-interest expenses	6,396,738	6,254,069	12,364,059	11,844,474

INCOME (LOSS) BEFORE INCOME TAXES	2,640,369	(930,771)	4,708,815	1,963,383

PROVISION (BENEFIT) FOR INCOME TAXES	668,090	(553,002)	1,128,176	188,783

NET INCOME (LOSS)	$1,972,279	$(377,769)	$3,580,639	$1,774,600

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.10	$(0.02)	$0.19	$0.09
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.10	$(0.02)	$0.18	$0.09

BASIC AVERAGE COMMON SHARES OUTSTANDING:	18,920,983	19,713,494	18,957,926	20,129,506
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	19,395,076	19,713,494	19,383,467	20,680,751
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	Income	Equity
BALANCE—JANUARY 1, 2010	24,460,240	$244,602	$201,922,651	$(27,446,596)	$(19,214,142)	$54,804,913	$3,870,572	$214,182,000

Comprehensive income:
Net income	—	—	—	—	—	3,580,639	—	3,580,639
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $500,483	—	—	—	—	—	—	971,524	971,524
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $20,350	—	—	—	—	—	—	39,502	39,502

Comprehensive income								4,591,665

Treasury stock purchased (701,351 shares)	—	—	—	(5,880,430)	—	—	—	(5,880,430)
Cash dividends declared, ($0.10 per share)	—	—	—	—	—	(1,927,203)	—	(1,927,203)
Exercise of stock options	—	—	(13,970)	65,398	—	—	—	51,428
Excess tax liability on stock-based compensation	—	—	(63,591)	—	—	—	—	(63,591)
Stock options expense	—	—	435,585	—	—	—	—	435,585
Common stock released from benefit plans	—	—	(108,765)	—	1,256,184	—	—	1,147,419
Common stock acquired by benefit plans	—	—	—	—	(31,276)	—	—	(31,276)

BALANCE— JUNE 30, 2010	24,460,240	$244,602	$202,171,910	$(33,261,628)	$(17,989,234)	$56,458,349	$4,881,598	$212,505,597

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2009	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

Comprehensive income:
Net income	—	—	—	—	—	1,774,600	—	1,774,600
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $202,267	—	—	—	—	—	—	392,635	392,635
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $9,098	—	—	—	—	—	—	17,661	17,661

Comprehensive income								2,184,896

Treasury stock purchased (1,626,957 shares)	—	—	—	(12,097,258)	—	—	—	(12,097,258)
Cash dividends declared, ($0.10 per share)	—	—	—	—	—	(2,032,922)	—	(2,032,922)
Exercise of stock options	—	—	(11,298)	42,689	—	—	—	31,391
Excess tax liability on stock-based compensation	—	—	(68,037)	—	—	—	—	(68,037)
Stock options expense	—	—	444,901	—	—	—	—	444,901
Common stock released from benefit plans	—	—	(116,678)	—	1,512,469	—	—	1,395,791
Common stock acquired by benefit plans	—	—	—	—	(25,979)	—	—	(25,979)

BALANCE—JUNE 30, 2009	24,460,240	$244,602	$201,627,353	$(22,579,669)	$(20,436,606)	$65,748,816	$3,328,872	$227,933,368

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
	$3,580,639	$1,774,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	563,445	3,521,412
Depreciation	457,535	448,074
Stock-based compensation expense	1,577,804	1,598,621
Net loss (gain) on real estate owned	417,121	(169,082)
Deferred income tax expense	1,656,983	403,599
Amortization of:
Deferred loan fees	(648,728)	(634,765)
Premiums and discounts, net	(90,396)	(121,333)
Income from bank owned life insurance	(884,498)	(901,766)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	23,882	297,889
Prepaid expenses and other assets	(3,805,507)	(1,569,884)
Accrued interest payable	1,538,195	1,662,664
Accounts payable and accrued expenses	6,010,576	151,120

Net cash provided by operating activities	10,397,051	6,461,149

INVESTING ACTIVITIES:
Principal collected on loans	59,774,629	67,713,411
Disbursements for loans	(30,667,063)	(96,104,840)
Purchases of:
Mortgage-backed securities available for sale	(34,888,048)	(7,894,182)
Investments available for sale	(96,722,138)	(19,036,181)
Property and equipment	(38,838)	(202,051)
Additions to real estate owned, net	(186,560)	(389,599)
Proceeds from:
Maturities of mortgage-backed securities held to maturity	150,178	—
Maturities of mortgage-backed securities available for sale	1,883,210	1,652,051
Maturities of investments available for sale	50,835,000	18,194,000
Principal repayments of mortgage-backed securities held to maturity	10,417,483	12,536,588
Principal repayments of mortgage-backed securities available for sale	25,419,334	21,438,243
Sales of real estate owned	9,446,295	1,165,109

Net cash used in investing activities	(4,576,518)	(927,451)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	29,273,922	56,974,397
Net increase in certificate accounts	2,731,782	35,137,592
Net increase in other borrowed money	9,846,588	11,026,691
Advances from Federal Home Loan Bank	935,000	5,935,000
Repayments of advances from Federal Home Loan Bank	(20,505,592)	(108,735,460)
Net increase in advances from borrowers for taxes and insurance	1,980,151	2,008,863
Proceeds from exercise of stock options	51,428	31,391
Excess tax liability from stock-based compensation	(63,591)	(68,037)
Purchase of treasury stock	(5,880,430)	(12,097,258)
Payment of cash dividend	(1,927,203)	(2,032,922)

Net cash provided by (used in) financing activities	16,442,055	(11,819,743)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,262,588	(6,286,045)

CASH AND CASH EQUIVALENTS—Beginning of period	44,714,239	31,863,344

CASH AND CASH EQUIVALENTS—End of period	$66,976,827	$25,577,299

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$7,986,219	$10,450,144
Income taxes	$1,000,000	$750,000
Non-cash transfer of loans to real estate owned	$—	$16,950,195
Acquisition of stock for deferred compensation plans trust	$25,979	$25,719
Release of stock from deferred compensation plans trust	$5,200	$242,071
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any other period.
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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2010.
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
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the three or six months ended June 30, 2010 or 2009.
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
The Company measures impaired loans based on the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. The determination of fair value for the collateral underlying a loan is more fully described in Note 9. Impairment losses are included in the provision for loan losses.
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
The components of other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net unrealized gain (loss) on securities arising during the period, net of tax	$751,480	$(292,960)	$971,524	$392,635
Plus: reclassification adjustment for net (gain) loss included in net income, net of tax	—	—	—	—

Net unrealized gain on securities, net of tax	$751,480	$(292,960)	$971,524	$392,635

Amortization of deferred costs on supplemental retirement plan, net of tax	19,751	8,831	39,502	17,661

Total other comprehensive income (loss), net of tax	$771,231	$(284,129)	$1,011,026	$410,296

The components of accumulated other comprehensive income are as follows:

	June 30,	December 31,
	2010	2009

Net unrealized gain on securities	$5,013,384	$4,041,860
Unrecognized deferred costs of supplemental retirement plan	(131,786)	(171,288)

Total accumulated other comprehensive income	$4,881,598	$3,870,572

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
At June 30, 2010, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 7.
The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 7. Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2010, there were 1,258,080 and 1,277,780 antidilutive CSEs, respectively. Due to the net loss recognized for the three months ended June 30, 2009, the inclusion of any CSEs would decrease the amount of net loss per share for the periods and would be antidilutive. Consequently, all 2,202,120 outstanding options are antidilutive for the three months ended June 30, 2009. For the six months ended June 30, 2009, there were 1,284,440 antidilutive CSEs. Earnings (loss) per share were calculated as follows:

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income (loss)	$1,972,279	$1,972,279	$(377,769)	$(377,769)

Weighted average shares outstanding	18,920,983	18,920,983	19,713,494	19,713,494
Effect of common stock equivalents	—	474,093	—	—

Adjusted weighted average shares used in earnings per share computation	18,920,983	19,395,076	19,713,494	19,713,494

Earnings (loss) per share	$0.10	$0.10	$(0.02)	$(0.02)

	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income	$3,580,639	$3,580,639	$1,774,600	$1,774,600

Weighted average shares outstanding	18,957,926	18,957,926	20,129,506	20,129,506
Effect of common stock equivalents	—	425,541	—	551,245

Adjusted weighted average shares used in earnings per share computation	18,957,926	19,383,467	20,129,506	20,680,751

Earnings per share	$0.19	$0.18	$0.09	$0.09

Recent Accounting Pronouncements—In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, Scope Exception Related to Embedded Credit Derivatives, which updates ASC 815, Derivatives and Hedging. The updated guidance addresses application of the embedded derivative scope exception in ASC 815-15-15-8 and 15-9 and primarily affects entities that hold or issue investments in financial instruments that contain embedded credit derivative features. The ASU includes a transition provision which permits entities to make a special one-time election to apply the fair value option to any investments in a beneficial interest in securitized financial asset, regardless of whether such investments contain embedded derivative features. The amended guidance is effective for the Company on July 1, 2010. The adoption of this guidance is not expected to have any impact on our financial position or results of operations.
In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which updates ASC 310, Receivables. The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. Under this updated guidance, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance is effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The Company adopted this guidance effective July 1, 2010. The adoption is not expected to have any impact on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the Company as of December 31, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Company is continuing to evaluate this guidance. While the guidance will impact the presentation of certain disclosures within our financial statements, we do not expect that the guidance will have any impact on our financial position or results of operations.
Reclassifications—Certain items in the 2009 consolidated financial statements have been reclassified to conform to the presentation in the 2010 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.
2.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,385,862	$658,277	$—	$21,044,139

Total debt securities	$20,385,862	$658,277	$—	$21,044,139

	Available for Sale
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$104,253,197	$1,199,249	$—	$105,452,446
Corporate bonds and commercial paper	2,103,514	19,306	—	2,122,820
Municipal bonds	19,682,491	819,389	(136)	20,501,744
Certificates of deposit	99,000	—	—	99,000

Total debt securities	126,138,202	2,037,944	(136)	128,176,010

Equity securities:
Mutual funds	2,624,781	40,815	—	2,665,596

Total equity securities	2,624,781	40,815		2,665,596

Total	$128,762,983	$2,078,759	$(136)	$130,841,606

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,386,944	$400,325	$—	$20,787,269

Total debt securities	$20,386,944	$400,325	$—	$20,787,269

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$55,863,999	$691,337	$(95,669)	$56,459,667
Corporate bonds and commercial paper	3,123,496	6,286	(8,342)	3,121,440
Municipal bonds	21,238,185	817,838	(848)	22,055,175
Certificates of deposit	99,000	—	—	99,000

Total debt securities	80,324,680	1,515,461	(104,859)	81,735,282

Equity securities:
Common stock	10	—	(1)	9
Mutual funds	2,580,411	1,569	—	2,581,980

Total equity securities	2,580,421	1,569	(1)	2,581,989

Total	$82,905,101	$1,517,030	$(104,860)	$84,317,271

There were no sales of debt or equity securities during the three or six months ended June 30, 2010 or 2009. No impairment charges were recognized on investment securities during the three or six months ended June 30, 2010 or 2009.
All municipal bonds included in debt securities are bank-qualified municipal bonds.
The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the parties may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2010
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$6,137,065	$6,186,089	$—	$—
Due after one year through five years	112,704,482	114,410,215	—	—
Due after five years through ten years	7,296,655	7,579,706	12,792,858	13,242,570
Due after ten years	—	—	7,593,004	7,801,569

Total	$126,138,202	$128,176,010	$20,385,862	$21,044,139

The table below sets forth investment securities which had an unrealized loss position as of June 30, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Municipal bonds	$(136)	$250,000	$—	$—

Total securities available for sale	(136)	250,000	—	—

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$(95,669)	$18,299,480	$—	$—
Corporate bonds and commercial paper	(8,342)	1,127,220	—	—
Municipal bonds	(848)	251,938	—	—
Equity securities	(1)	9	—	—

Total securities available for sale	(104,860)	19,678,647	—	—

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2010, no investment securities were in a gross unrealized loss position for 12 months or longer. Investment securities in a gross unrealized loss position for less than 12 months at June 30, 2010, consisted of one municipal security having an aggregate depreciation of 0.1% from the Company’s amortized cost basis. Management has concluded that, as of June 30, 2010, the unrealized loss above was temporary in nature. The unrealized loss on this security is not related to the underlying credit quality of the issuer, and it is on a security that has a contractual maturity date. The principal and interest payments on this security have been made as scheduled, and there is no evidence that the issuer will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the security. The unrealized loss above is primarily related to market interest rates and the current market environment. The current decline in market value is not significant, and management of the Company believes that the value will recover as market interest rates move and the current market environment improves. The Company does not currently have plans to sell this security, nor does it anticipate that it will be required to sell this security prior to a recovery of its cost basis.

3.	MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$15,571,439	$645,802	$—	$16,217,241
FNMA pass-through certificates	24,252,971	1,544,088	—	25,797,059
FHLMC pass-through certificates	11,478,780	431,346	—	11,910,126
Collateralized mortgage obligations	15,236,424	13,327	(893,192)	14,356,559

Total	$66,539,614	$2,634,563	$(893,192)	$68,280,985

	Available for sale
	June 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,203	$316	$—	$2,519
FNMA pass-through certificates	37,867,717	2,527,203	—	40,394,920
FHLMC pass-through certificates	37,666,363	2,300,828	(6,850)	39,960,341
Collateralized mortgage obligations	66,129,347	743,108	(47,190)	66,825,265

Total	$141,665,630	$5,571,455	$(54,040)	$147,183,045

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$18,607,580	$374,179	$(198,784)	$18,782,975
FNMA pass-through certificates	27,817,665	1,031,598	—	28,849,263
FHLMC pass-through certificates	13,242,317	258,707	(26,483)	13,474,541
Collateralized mortgage obligations	17,482,374	—	(1,291,656)	16,190,718

Total	$77,149,936	$1,664,484	$(1,516,923)	$77,297,497

	Available for sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,464	$369	$—	$2,833
FNMA pass-through certificates	45,813,997	2,265,098	—	48,079,095
FHLMC pass-through certificates	48,863,220	2,363,183	(24,953)	51,201,450
Collateralized mortgage obligations	39,237,050	354,656	(246,492)	39,345,214

Total	$133,916,731	$4,983,306	$(271,445)	$138,628,592

There were no sales of mortgage-backed securities during the three or six months ended June 30, 2010 or 2009. No impairment charge was recognized on mortgage-backed securities during the three or six months ended June 30, 2010 or 2009.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA, the FHLMC, and the GNMA as well as certain AAA rated private issuers. At June 30, 2010 and December 31, 2009, respectively, $7.4 million and $8.4 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of June 30, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Collateralized mortgage obligations	$(129,550)	$7,701,374	$(763,642)	$3,155,962

Total securities held to maturity	(129,550)	7,701,374	(763,642)	3,155,962

Securities available for sale:
FHLMC pass-through certificates	—	—	(6,850)	713,705
Collateralized mortgage obligations	(47,190)	2,689,710	—	—

Total securities available for sale	(47,190)	2,689,710	(6,850)	713,705

Total	$(176,740)	$10,391,084	$(770,492)	$3,869,667

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
GNMA pass-through certificates	$(198,784)	$10,122,441	$—	$—
FHLMC pass-through certificates	(26,483)	4,787,594	—	—
Collateralized mortgage obligations	(322,627)	8,755,414	(969,029)	7,435,304

Total securities held to maturity	(547,894)	23,665,449	(969,029)	7,435,304

Securities available for sale:
FHLMC pass-through certificates	(21,372)	2,060,797	(3,581)	1,225,716
Collateralized mortgage obligations	(194,886)	13,186,239	(51,606)	3,340,759

Total securities available for sale	(216,258)	15,247,036	(55,187)	4,566,475

Total	$(764,152)	$38,912,485	$(1,024,216)	$12,001,779

At June 30, 2010, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of four securities having an aggregate depreciation of 16.6% from the Company’s amortized cost basis. The four securities included one FHLMC balloon MBS and three CMOs, all of which were issued by private issuers. Included in this total are two CMOs with an aggregate principal balance of approximately $3.5 million at June 30, 2010, that had declines of approximately 21% each from their amortized cost basis at such date. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at June 30, 2010, consisted of three securities having an aggregate depreciation of 1.2% from the Company’s amortized cost basis. The three securities are all agency CMOs. Management has concluded that, as of June 30, 2010, the unrealized losses above, including the losses on the CMOs issued by private issuers, were temporary in nature. There is no exposure to subprime loans in our mortgage-backed securities portfolio, including our CMOs. The losses are not related to the underlying credit quality of the issuers, all of whom remain AAA rated, including the private issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on our mortgage-backed securities, including the CMOs, have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to market interest rates and the current market environment. The current declines in market value are not significant, and management of the Company believes that these values will recover as market interest rates move and the market environment improves. The Company does not currently have plans to sell any these securities, nor does it anticipate that it will be required to sell any these securities prior to a recovery of their cost basis.

4.	LOANS RECEIVABLE AND REAL ESTATE OWNED
Loans receivable consist of the following:

	June 30, 2010	December 31, 2009

One-to four-family residential	$412,382,137	$432,004,572
Multi-family residential and commercial	143,004,094	135,482,758
Construction	164,962,819	203,642,336
Home equity lines of credit	40,659,078	36,273,685
Commercial business loans	19,745,759	18,876,987
Consumer non-real estate loans	699,849	2,358,063

Total loans	781,453,736	828,638,401

Less:
Construction loans in process	(38,284,274)	(54,198,647)
Deferred loan fees, net	(474,630)	(789,460)
Allowance for loan losses	(7,157,174)	(9,090,353)

Loans receivable—net	$735,537,658	$764,559,941

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2010	December 31, 2009	June 30, 2009

Balance—beginning of year	$9,090,353	$11,596,784	$11,596,784
Provision for loan losses	563,445	18,736,847	3,521,412
Charge-offs	(3,713,606)	(21,394,378)	(4,512,361)
Recoveries	1,216,982	151,100	142,816

Charge-offs—net	(2,496,624)	(21,243,278)	(4,369,545)

Balance—end of period	$7,157,174	$9,090,353	$10,748,651

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio, including an evaluation of impaired loans, that considers a number of factors such as past loan loss experience, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral, current economic conditions and other factors affecting the known and inherent risk in the portfolio. Management’s evaluation of these factors is done separately for each type of loan. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. The determination of fair value for the collateral underlying a loan is more fully described in Note 9. Impairment losses are included in the provision for loan losses. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.

As of June 30, 2010 and December 31, 2009, the recorded investment in loans that were considered to be impaired was as follows.

	June 30,	December 31,
	2010	2009

Impaired collateral-dependent loans with a valuation allowance	$16,854,788	$18,111,166
Impaired collateral-dependent loans with no valuation allowance	5,102,773	10,237,145

Total Impaired collateral-dependent loans	$21,957,561	$28,348,311

Average impaired loan balance	$27,010,198	$23,575,378

Valuation allowance on impaired loans	$3,233,086	$3,605,504

Interest income recognized on impaired loans	$—	$—
Our loan portfolio at June 30, 2010 included an aggregate of $22.0 million of impaired loans compared to $28.3 million of impaired loans at December 31, 2009. Non-accrual loans at June 30, 2010 and December 31, 2009 amounted to approximately $22.0 million and $28.3 million, respectively. All of our impaired loans at such dates were on non-accrual status. One- to four-family residential loans are typically placed on non-accrual at the time the loan is 120 days delinquent, and all other loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are charged off when the loan is deemed uncollectible. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at June 30, 2010 and December 31, 2009 amounted to approximately $22.1 million and $34.6 million, respectively. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest. At June 30, 2010 we had $172,000 of loans that were 90 days or more past due, but still accruing interest compared to $6.2 million at December 31, 2009.
We had one troubled debt restructuring at June 30, 2010 and December 31, 2009. The troubled debt restructuring is for a commercial real estate loan with an outstanding balance of $1.4 million and $2.5 million, respectively, at June 30, 2010 and December 31, 2009. The commercial property which collateralizes this loan is currently listed for sale by the borrower. At June 30, 2010 and December 31, 2009, approximately $150,000 and $1.0 million of our allowance for loan losses, respectively, was allocated to this loan, which was classified as non-accrual and considered to be impaired at such dates. During the second quarter of 2010, we charged-off approximately $950,000 of the outstanding loan balance of this loan. We have no commitments to lend additional funds to the borrower under this loan, which has been classified as a troubled debt restructuring as we have modified the payment terms from the original agreement to allow the borrower to make reduced payments. The reduced payments, which include both principal and interest, were agreed to in order to relieve some of the cash flow burden on the borrower’s overall position. In addition to this loan, we have three additional loans to this borrower with an aggregate outstanding balance of $14.1 million and $13.4 million, respectively, at June 30, 2010 and December 31, 2009. These three loans were each classified at June 30, 2010 and December 31, 2009, with an aggregate of $386,000 and $670,000, respectively, of our allowance for loan losses allocated to these loans at such dates. Although none of the additional three loans were considered to be impaired or on non-accrual status at June 30, 2010 or December 31, 2009, two of the loans, with an aggregate outstanding balance of $6.0 million at December 31, 2009, were over 90 days past due at such date. These two loans, which were included in our construction loan portfolio at December 31, 2009, were refinanced with permanent commercial real estate loans during the second quarter of 2010. The reclassified loans are not considered to be troubled debt restructurings at June 30, 2010. The third loan is included in our construction loan portfolio at both June 30, 2010 and December 31, 2009.

Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the six months ended June 30, 2010 and 2009, no interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $735,000 and $243,000, respectively, for the six months ended June 30, 2010 and 2009.
Following is a summary of changes in the balance of real estate owned for the periods presented:

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009

Balance—beginning of period	$22,818,856	$1,739,599
Additions	—	25,582,818
Capitalized improvements	186,560	1,129,046
Valuation adjustments	(166,981)	(4,501,580)
Dispositions	(9,696,435)	(1,131,027)

Balance—end of period	$13,142,000	$22,818,856

During the first half of 2010, we sold five REO properties including a 40-unit high rise residential condominium project in Center City, Philadelphia with an aggregate outstanding balance of $8.4 million at December 31, 2009 and four one- to four-family residential properties with an aggregate outstanding balance of approximately $1.2 million at December 31, 2009. During the first half of 2010, a net loss on real estate owned of approximately $385,000 in the aggregate was recognized on the settlement of these five properties. An additional valuation adjustment of approximately $32,000 was also recognized to write-down the value of another REO property during the first half of 2010. Our net loss on REO for the six months ended June 30, 2010 also includes approximately $296,000 in non-capitalized expenses on our REO properties.

5.	DEPOSITS
Deposits consist of the following major classifications:

	June 30, 2010		December 31, 2009
Type of Account	Amount	Percent	Amount	Percent

Certificates	$459,505,760	52.1%	$456,773,978	53.8%
Passbook and MMDA	290,277,233	32.9	265,487,994	31.2
NOW	86,238,374	9.8	82,791,871	9.7
DDA	46,184,830	5.2	45,146,650	5.3

Total	$882,206,197	100.0%	$850,200,493	100.0%

6.	DEFERRED INCOME TAXES
Items that gave rise to significant portions of the deferred tax balances are as follows:

	June 30,	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$2,433,439	$3,090,720
Deferred compensation	2,147,858	2,048,647
Write-down of impaired investments	295,526	295,526
Write-down of real estate owned	224,168	1,530,537
Other assets	350,454	181,702

Total deferred tax assets	5,451,445	7,147,132

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(2,582,653)	(2,082,171)
Deferred loan fees	(325,205)	(333,723)
Other liabilities	(9,956)	(19,791)

Total deferred tax liabilities	(2,917,814)	(2,435,685)

Net deferred tax asset	$2,533,631	$4,711,447

7.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS
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

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005, the ESOP acquired an aggregate of 914,112 shares of common stock for approximately $7.4 million, an average price of $8.06 per share. These shares are being released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are being released over a 30-year period. No additional purchases are expected to be made by the ESOP. At June 30, 2010, the ESOP held approximately 1.5 million unallocated shares of Company common stock with a fair value of $13.5 million and approximately 408,000 allocated shares with a fair value of $3.5 million. During the three-month periods ended June 30, 2010 and 2009, approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $215,000 and $207,000 in compensation expense, respectively. During the six-month periods ended June 30, 2010 and 2009, approximately 48,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $395,000 and $389,000 in compensation expense, respectively.
Recognition and Retention Plans
In June 2005, the shareholders of Abington Community Bancorp, the predecessor to the Company, approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were exchanged for shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 Trust”) acquired 457,056 shares of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share. The Company made sufficient contributions to the 2005 Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 Trust have been granted to certain officers, employees and directors of the Company, however, due to the forfeiture of shares by certain officers of the Company, 4,416 shares remain available for future grant. 2005 RRP shares generally vest at the rate of 20% per year over five years.
In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. The Company made sufficient contributions to the 2007 Trust to fund the purchase of these shares. Pursuant to the terms of the plan, all 520,916 shares acquired by the 2007 Trust have been granted to certain officers, employees and directors of the Company, however, due to the forfeiture of shares by certain officers of the Company, 39,816 shares remain available for future grant. 2007 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2005 and 2007 RRP as of June 30, 2010 and 2009, and changes during the six months ended June 30, 2010 and 2009 are presented below:

	Six Months Ended June 30,
	2010		2009
		Weighted		Weighted
	Number of	average grant	Number of	average grant
	shares	date fair value	shares	date fair value

Nonvested at the beginning of the year	481,272	$8.79	661,763	$8.72
Granted	—	—	—	—
Vested	(94,940)	9.11	(97,140)	9.11
Forfeited	(3,876)	7.95	—	—

Nonvested at the end of the period	382,456	$8.71	564,623	$8.65

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and six-month periods ended June 30, 2010, approximately 45,000 and 90,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $374,000 and $747,000 in compensation expense, respectively. A tax benefit of approximately $127,000 and $190,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. During the three- and six-month periods ended June 30, 2009, approximately 46,000 and 91,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $383,000 and $765,000 in compensation expense, respectively. A tax benefit of approximately $130,000 and $328,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. As of June 30, 2010, approximately $3.6 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At June 30, 2010, the weighted average remaining lives of the RRP awards was approximately 2.1 years.
Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price not less than the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2010, a total of 1,142,640 shares of common stock were reserved for future issuance pursuant to the 2005 Option Plan, of which 15,896 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2010, a total of 1,302,990 shares of common stock were reserved for future issuance pursuant to the 2007 Option Plan, of which 176,290 shares remain available for grant.

A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of June 30, 2010 and 2009, and changes during the three months ended March 31, 2010 and 2009 are presented below:

	Six Months Ended June 30,
	2010		2009
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,198,888	$8.47	2,206,296	$8.48
Granted	—	—	—	—
Exercised	(6,848)	7.51	(4,176)	7.51
Forfeited	(8,340)	8.06	—	—

Outstanding at the end of the period	2,183,700	$8.47	2,202,120	$8.48

Exercisable at the end of the period	1,240,920	$8.21	813,424	$8.05

The following table summarizes all stock options outstanding under the 2005 and 2007 Option Plans as of June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
			(in years)

$6.00 - $7.00	12,500	$6.72	9.5	—	$—
7.01 - 8.00	905,920	7.51	5.0	724,736	7.51
8.01 - 9.00	7,200	8.35	5.4	5,760	8.35
9.01 - 10.00	1,218,800	9.15	7.6	486,600	9.14
Over 10.00	39,280	10.18	6.4	23,824	10.18

Total	2,183,700	$8.47	6.5	1,240,920	$8.21

Intrinsic value	$1,123,827			$879,062

No options were granted during the first six months of 2010 or 2009.
During the three and six months ended June 30, 2010, approximately $218,000 and $436,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $46,000, respectively, was recognized during each of these periods with respect to the Option Plans. During the three and six months ended June 30, 2009, approximately $224,000 and $445,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $24,000 and $46,000, respectively, was recognized during each of these periods with respect to the Option Plans. At June 30, 2010, approximately $2.1 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 1.5 years.

8.	COMMITMENTS AND CONTINGENCIES
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2010 and December 31, 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $123.3 million and $125.9 million, respectively, in the aggregate.
The Bank had approximately $4.5 million in outstanding mortgage loan commitments at June 30, 2010. All of the loans expected to be made pursuant to such commitments are expected to be funded within 90 days and will have fixed rates of interest ranging from 4.500% to 5.875%. These loans were not originated for sale. Also outstanding at June 30, 2010 were unused home equity lines of credit totaling approximately $30.1 million and unused commercial lines of credit totaling approximately $50.3 million. The unused portion of our construction loans in process at June 30, 2010 amounted to approximately $38.3 million.
The Bank had approximately $2.1 million in outstanding mortgage loan commitments at December 31, 2009. All of such commitments, which were for fixed rates of interest ranging from 4.875% to 5.50%, were funded within 90 days of December 31, 2009. These loans were not originated for sale. Also outstanding at December 31, 2009 were unused home equity lines of credit totaling approximately $27.6 million and unused commercial lines of credit totaling approximately $42.0 million. The unused portion of our construction loans in process at December 31, 2009 amounted to approximately $54.2 million.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2010 and December 31, 2009, the Bank had letters of credit outstanding of approximately $49.1 million and $48.5 million, respectively, of which $48.3 million and $47.6 million, respectively, were standby letters of credit. At June 30, 2010 and December 31, 2009, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000 and $219,000, respectively, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of June 30, 2010 and December 31, 2009.
The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At June 30, 2010, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
9.	FAIR VALUE MEASUREMENTS
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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2010 and December 31, 2009, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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
Impaired Loans— A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. We obtained current appraisals of the collateral underlying all of our impaired loans for the periods presented. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at June 30, 2010 and December 31, 2009, are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, we classify impaired loans as Level 3 assets.

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
FHLB Stock—Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. FHLB stock is evaluated for impairment based on the ultimate recoverability of the par value of the security. We have evaluated our FHLB stock for impairment, and we have determined that the stock was not impaired at June 30, 2010.
Real Estate Owned—Real estate owned includes foreclosed properties securing commercial and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. As is the case for collateral of impaired loans, fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisal process for real estate owned is identical to our appraisal process for the collateral of impaired loans. Our current portfolio of real estate owned is comprised of commercial and construction properties for which comparable properties within the area are not available. Our appraisers have relied on certain judgments in determining how our specific properties compare in value to other properties that are not identical in design or in geographic area and, accordingly, we classify real estate owned as a Level 3 asset.
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
Advances from Federal Home Loan Bank—Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of this debt for footnote disclosure purposes. The fair value is based on the contractual cash flows, which are discounted using rates currently offered for new notes with similar remaining maturities.
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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$105,452,446	$—	$105,452,446	$—
Corporate bonds and commercial paper	2,122,820	—	2,122,820	—
Municipal bonds	20,501,744	—	20,501,744	—
Certificates of deposit	99,000	—	99,000	—
Equity securities:
Mutual funds	2,665,596	2,665,596	—	—

Total investment securities available for sale	130,841,606	2,665,596	128,176,010	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,519	$—	$2,519	$—
FNMA pass-through certificates	40,394,920	—	40,394,920	—
FHLMC pass-through certificates	39,960,341	—	39,960,341	—
Collateralized mortgage obligations	66,825,265	—	66,825,265	—

Total mortgage-backed securities available for sale	147,183,045	—	147,183,045	—

Total	$278,024,651	$2,665,596	$275,359,055	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$56,459,667	$—	$56,459,667	$—
Corporate bonds and commercial paper	3,121,440	—	3,121,440	—
Municipal bonds	22,055,175	—	22,055,175	—
Certificates of deposit	99,000	—	99,000	—
Equity securities:
Common stock	9	9	—	—
Mutual funds	2,581,980	2,581,980	—	—

Total investment securities available for sale	84,317,271	2,581,989	81,735,282	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,833	$—	$2,833	$—
FNMA pass-through certificates	48,079,095	—	48,079,095	—
FHLMC pass-through certificates	51,201,450	—	51,201,450	—
Collateralized mortgage obligations	39,345,214	—	39,345,214	—

Total mortgage-backed securities available for sale	138,628,592	—	138,628,592	—

Total	$222,945,863	$2,581,989	$220,363,874	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2010 and December 31, 2009:

	June 30, 2010
	Total	Level 1		Level 2		Level 3

Impaired loans:
Multi-family residential and commercial	$1,273,736		$—		$—	$1,273,736
Construction	12,347,966		—		—	12,347,966

Total impaired loans	13,621,702		—		—	13,621,702
Real estate owned	13,142,000		—		—	13,142,000

Total	$26,763,702	$		$		$26,763,702

	December 31, 2009
	Total	Level 1		Level 2		Level 3

Impaired loans:
Multi-family residential and commercial	$3,646,396		$—		$—	$3,646,396
Construction	10,859,266		—		—	10,859,266

Total impaired loans	14,505,662		—		—	14,505,662
Real estate owned	22,818,856		—		—	22,818,856

Total	$37,324,518	$		$		$37,324,518

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

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$66,977	$66,977	$44,714	$44,714
Investment securities	151,227	151,886	104,704	105,105
Mortgage-backed securities	213,723	215,464	215,779	215,926
Loans receivable—net	735,538	747,631	764,560	769,058
FHLB stock	14,608	14,608	14,608	14,608
Accrued interest receivable	4,255	4,255	4,279	4,279

Liabilities:
Deposits	$882,206	$867,395	$850,200	$836,176
Advances from Federal Home Loan Bank	127,169	133,296	146,739	152,773
Other borrowed money	26,520	26,520	16,673	16,673
Accrued interest payable	3,346	3,346	1,807	1,807
Off balance sheet financial instruments	—	—	—	—
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
We recorded net income of $2.0 million for the quarter ended June 30, 2010, compared to a net loss of $378,000 for the quarter ended June 30, 2009. Basic and diluted earnings per share were both $0.10 for the second quarter of 2010 compared to basic and diluted loss per share of $0.02 for the second quarter of 2009. Additionally, we recorded net income of $3.6 million for the six months ended June 30, 2010, compared to net income of $1.8 million for the six months ended June 30, 2009. Basic and diluted earnings per share were $0.19 and $0.18, respectively, for the first six months of 2010 compared to $0.09 for each for the first six months of 2009.
Net interest income was $8.2 million and $16.5 million for the three and six months ended June 30, 2010, respectively, representing increases of 8.4% and 8.5% over the comparable 2009 periods, respectively. The increase in our net interest income for the 2010 periods over the 2009 periods occurred as lower interest expense more than offset a reduction in interest income. Our average interest rate spread increased to 2.67% and 2.70%, respectively, for the three-month and six-month periods ended June 30, 2010 from 2.36% and 2.34%, respectively, for the three-month and six-month periods ended June 30, 2009. The improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased period-over-period to 2.89% and 2.93%, respectively, for the three-month and six-month periods ended June 30, 2010 from 2.79% and 2.78%, respectively, for the three-month and six-month periods ended June 30, 2009.

No provision for loan losses was recorded during the second quarter of 2010. Our provision for loan losses amounted to $563,000 for the six months ended June 30, 2010. For the quarter and six months ended June 30, 2009, our provision for loan losses amounted to $3.4 million and $3.5 million, respectively. Management determined that no provision was required during the second quarter of 2010 due primarily to the recognition of a recovery to the allowance for loan losses during the quarter of $1.2 million in the aggregate on the settlement of two impaired shared national credit loans in which we had participation interests and on which we recorded $5.6 million in charge-offs in the aggregate during the fourth quarter of 2009. Our total non-performing assets decreased to $35.3 million at June 30, 2010 compared to $59.9 million at March 31, 2010, including a $16.0 million decrease in the balance of our non-performing loans and an $8.7 million decrease in the balance of our real estate owned.
The Company’s total assets increased $30.1 million, or 2.4%, to $1.27 billion at June 30, 2010 compared to $1.24 billion at December 31, 2009. Our total deposits increased $32.0 million or 3.8% to $882.2 million at June 30, 2010 compared to $850.2 million at December 31, 2009. Our total stockholders’ equity decreased to $212.5 million at June 30, 2010 from $214.2 million at December 31, 2009.
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
We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike amounts which have been specifically identified with respect to particular classified and criticized loans, is not established on an individual loan-by-loan basis. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we identify similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. These portfolios generally have high credit scores and strong loan-to-value ratios (typically below 80% at origination), and have not been significantly impacted by recent housing price depreciation. For our commercial real estate and construction loan portfolios, a further analysis is made in which we segregate the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors are then considered for each type of loan, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience. In prior periods, we evaluated our loss experience using a time period of five years to capture a full cycle of trends over the lives of our loans. Due to the significant downturn in economic and business conditions in recent periods, however, as well as our changing loss experience during that time, we placed a higher reliance on our recent loss history than on our prior loss history in determining our expectation of future losses. More specifically, we considered our loss history beginning in 2009 as the primary factor in analyzing our historical losses. This analysis was first used during 2009, and resulted in a significant increase in the historical loss factor with respect to our construction loan portfolio at that time, compared to the historical loss figure for the five-year period. The loss factors utilized with respect to our other loan categories at that time in establishing our allowance for loan losses remained relatively consistent with our analyses used in prior periods. The analysis for the period ended June 30, 2010, which included the loss history for all of 2009 and the first half of 2010, resulted in loss factors comparable to those used at December 31, 2009.

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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2010 and December 31, 2009, while we did not have any assets that were measured at fair value on a recurring basis using Level 3 measurements, we did have assets that were measured at fair value on a nonrecurring basis using Level 3 measurements. See Note 9 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.
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
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2010 AND DECEMBER 31, 2009
The Company’s total assets increased $30.1 million, or 2.4%, to $1.27 billion at June 30, 2010 compared to $1.24 billion at December 31, 2009. The most significant increases were in our cash and cash equivalents and our investment securities, which grew by $22.3 million and $46.5 million, respectively, during the first half of 2010. These increases were largely funded by our deposit growth and our loan repayments. Our net loans receivable decreased $29.0 million or 3.8% to $735.5 million at June 30, 2010 from $764.6 million at December 31, 2009. Our gross construction loans decreased $38.7 million during the first half of 2010, however, this was partially offset by a $15.9 million decrease in the balance of our loans-in-process. Our one- to four-family residential loans also decreased significantly during the first half of 2010 to $412.4 million at June 30, 2010 from $432.0 million at December 31, 2009. Our multi-family residential and commercial real estate loans increased $7.5 million during the first half of 2010, with most of the growth occurring in the second quarter of the year. Our real estate owned (“REO”) decreased $9.7 million during the first half of 2010, due to the settlement of five REO properties, including the sale of a 40-unit high rise residential condominium project in Center City, Philadelphia, with a carrying value of $8.4 million at December 31, 2009.
Our total deposits increased $32.0 million or 3.8% to $882.2 million at June 30, 2010 compared to $850.2 million at December 31, 2009. The increase during the first half of 2010 was due to growth in both core deposits and certificate accounts, but the largest increase continued to be in our core deposits. During the first six months of 2010, our core deposits increased $29.3 million or 7.4% driven by an increase in our savings and money market accounts of $24.8 million, or 9.3%. Additionally, our other borrowed money, which is comprised of securities repurchase agreements entered into with certain commercial checking account customers, increased $9.8 million or 59.1% to $26.5 million at June 30, 2010. Our advances from the Federal Home Loan Bank (“FHLB”) decreased $19.6 million or 13.3% to $127.2 million at June 30, 2010 from $146.7 million at December 31, 2009, as we continued to repay existing balances without drawing new advances.
Our total stockholders’ equity decreased to $212.5 million at June 30, 2010 from $214.2 million at December 31, 2009. The decrease was due primarily to our repurchases of common stock in the open market pursuant to our previously announced stock repurchase programs. During the first half of 2010 we repurchased approximately 677,000 shares of the Company’s common stock for an aggregate cost of approximately $5.7 million, or an average cost of $8.43 per share. Since our second-step conversion in 2007, we have purchased an aggregate of 4.1 million shares of our common stock pursuant to four publicly announced stock repurchase programs at an aggregate cost of $33.2 million or $8.13 per share on average. We have continued to repurchase our common stock based on determinations by management and the Board of Directors that the trading price of our stock, which has been below book value, provided an opportunity to utilize our current capital to repurchase shares in a manner intended to positively affect shareholder value. Our flexibility to undertake such a strategy is the result of our strong overall capital position. The Bank’s regulatory capital levels continue to far exceed requirements for well capitalized institutions (see chart in next section, “Liquidity and Capital Resources”).

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2010, our cash and cash equivalents amounted to $67.0 million. In addition, at that date we had $6.1 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $278.0 million at June 30, 2010.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2010, we had certificates of deposit maturing within the next 12 months of $291.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. Our borrowings consist primarily of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the FHLB as collateral for such advances. As of June 30, 2010, we had $127.2 million in outstanding FHLB advances, and we had $445.2 million in additional FHLB advances available to us. During the first half of 2010, we continued to reduce our outstanding balance of advances from the FHLB. We determined to repay a portion of our FHLB advances due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.
Our total stockholders’ equity amounted to $212.5 million at June 30, 2010 compared to total stockholders’ equity of $214.2 million at December 31, 2009. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. The net proceeds received by the Bank further strengthened its capital position, which already exceeded all regulatory requirements (see table below). The remaining net proceeds held by the Company were placed in a deposit account maintained by the Bank. We have utilized a significant amount of our capital to repurchase shares of our common stock through multiple stock repurchase plans, which we expect will positively affect shareholder value through increased earnings per share and return on equity. We have also paid quarterly cash dividends ($0.05 per share in each of the first two quarters in 2010) and plan to continue such dividend payments. The long term use of these proceeds will depend on future economic conditions and available investment opportunities.

The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

	Actual Ratios At
	June 30,	December 31,	Regulatory	To Be Well
	2010	2009	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	13.18%	13.14%	4.00%	5.00%
Tier 1 risk-based capital ratio	21.36	20.04	4.00	6.00
Total risk-based capital ratio	22.28	21.16	8.00	10.00
SHARE-BASED COMPENSATION
The Company accounts for its share-based compensation awards in accordance with the stock compensation topic of the ASC. Under ASC 718, the Company recognizes the cost of employee services received in share-based payment transactions and measures the cost based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.
At June 30, 2010, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.
The Company also has an employee stock ownership plan (“ESOP”). See Note 7 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of this plan. Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2010 and December 31, 2009, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2010 and December 31, 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $123.3 million and $125.9 million, respectively, in the aggregate.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2010 and December 31, 2009, the Bank had letters of credit outstanding of approximately $49.1 million and $48.5 million, respectively, of which $48.3 million and $47.6 million, respectively, were standby letters of credit. At June 30, 2010 and December 31, 2009, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000 and $219,000, respectively, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of June 30, 2010 or December 31, 2009.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At June 30, 2010, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at June 30, 2010.

		Amount of Commitment Expiration — Per Period
			After One to	After Three to
	Total Amounts	To	Three	Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$49,123	$23,645	$25,477	$—	$1
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	4,538	4,538	—	—	—
Unused portion of home equity lines of credit	30,114	—	—	—	30,114
Unused portion of commercial lines of credit	50,348	50,348	—	—	—
Undisbursed portion of construction loans in process	38,284	33,283	5,001	—	—

Total commitments	$172,592	$111,814	$30,478	$—	$30,300

The following table summarizes our contractual cash obligations at June 30, 2010. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One to	After Three to
		To	Three	Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$459,506	$291,004	$63,897	$49,482	$55,123

FHLB advances	127,169	36,491	18,797	56,548	15,333
Repurchase agreements	26,520	26,520	—	—	—

Total debt	153,689	63,011	18,797	56,548	15,333

Operating lease obligations	4,456	880	1,558	969	1,049

Total contractual obligations	$617,651	$354,895	$84,252	$106,999	$71,505

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
General. We recorded net income of $2.0 million for the quarter ended June 30, 2010, compared to a net loss of $378,000 for the quarter ended June 30, 2009. Basic and diluted earnings per share were both $0.10 for the second quarter of 2010 compared to basic and diluted loss per share of $0.02 for the second quarter of 2009. Net interest income was $8.2 million for the three months ended June 30, 2010, compared to $7.6 million for the three months ended June 30, 2009, an increase of 8.4%. The increase in our net interest income for the second quarter of 2010 compared to the second quarter of 2009 occurred as a decrease in our interest expense quarter-over-quarter exceeded the decrease in our interest income. Our average interest rate spread increased 31 basis points to 2.67% for the three months ended June 30, 2010 from 2.36% for the three months ended June 30, 2009. The improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased quarter-over-quarter to 2.89% for the three months ended June 30, 2010 from 2.79% for the three months ended June 30, 2009.

Interest Income. Our total interest income for the three months ended June 30, 2010 decreased $670,000 or 4.9% over the comparable 2009 period to $12.9 million. The decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $49.7 million or 4.6% to $1.14 billion for the second quarter of 2010 from $1.09 billion for the second quarter of 2009. The increase was driven by increases in the average balances of our investment securities and other interest-earning assets of $45.5 million and $41.8 million, respectively. These increases were partially offset by a $31.1 million decrease in the average balance of our loans receivable and a $6.5 million decrease in the average balance of our mortgage-backed securities quarter-over-quarter. The average yield earned on our total interest-earning assets decreased 45 basis points to 4.54% for the second quarter of 2010 from 4.99% for the second quarter of 2009. The decrease in the average yield earned on our interest-earning assets was primarily the result of the current interest rate environment.
Interest Expense. Our total interest expense for the three months ended June 30, 2010 decreased $1.3 million or 21.9% from the comparable 2009 period to $4.7 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities more than offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 76 basis points to 1.87% for the second quarter of 2010 from 2.63% for the second quarter of 2009. The average rate we paid on our total deposits decreased 76 basis points quarter-over-quarter, driven by an 85 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $136.2 million or 19.4% to $840.2 million for the second quarter of 2010 from $704.0 million for the second quarter of 2009 due primarily to growth in our core deposits. The average balance of our core deposits increased $121.8 million or 48.3% to $373.8 million for the second quarter of 2010 from $252.0 million for the second quarter of 2009. Although the average rate paid on our advances from the FHLB increased slightly by one basis point for the second quarter of 2010 compared to the second quarter of 2009, our interest expense on FHLB advances decreased $489,000 or 25.7% due to a decline of $46.0 million or 25.9% in the average balance of those advances quarter-over-quarter.

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

	Three Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$129,842	$883	2.72%	$84,346	$800	3.79%
Mortgage-backed securities	206,866	2,180	4.22	213,407	2,605	4.88
Loans receivable(2)	725,684	9,816	5.41	756,738	10,149	5.36
Other interest-earning assets	75,068	20	0.11	33,243	14	0.17

Total interest-earning assets	1,137,460	12,899	4.54	1,087,734	13,568	4.99

Cash and non-interest bearing balances	23,473			22,180
Other non-interest-earning assets	111,561			83,454

Total assets	$1,272,494			$1,193,368

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$291,494	666	0.91	$180,272	604	1.34
Checking accounts	82,350	10	0.05	71,749	8	0.04
Certificate accounts	466,386	2,557	2.19	451,963	3,435	3.04

Total deposits	840,230	3,233	1.54	703,984	4,047	2.30
FHLB advances	132,079	1,414	4.28	178,128	1,903	4.27
Other borrowings	25,686	21	0.33	26,090	22	0.34

Total interest-bearing liabilities	997,995	4,668	1.87	908,202	5,972	2.63

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	44,204			40,931
Real estate tax escrow accounts	4,215			4,471
Other liabilities	11,558			9,634

Total liabilities	1,057,972			963,238
Stockholders’ equity	214,522			230,130

Total liabilities and stockholders’ equity	$1,272,494			$1,193,368

Net interest-earning assets	$139,465			$179,532

Net interest income; average interest rate spread		$8,231	2.67%		$7,596	2.36%

Net interest margin(3)			2.89%			2.79%

(1)	Investment securities for the 2010 period include 131 tax-exempt municipal bonds with an aggregate average balance of $40.0 million and an average yield of 3.9%. Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.8 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. No provision for loan losses was recorded during the second quarter of 2010. Our provision for loan losses amounted to $3.4 million for the quarter ended June 30, 2009. Management determined that no provision was required during the second quarter of 2010 due primarily to the recognition of a recovery to the allowance for loan losses during the quarter of $1.2 million in the aggregate. This recovery was recognized on the settlement of two impaired shared national credit loans in which we had participation interests and on which we recorded $5.6 million in charge-offs in the aggregate during the fourth quarter of 2009. As previously disclosed, a plan of reorganization was approved by the bankruptcy court related to these two shared national credit loans, which allowed the sale of the underlying assets to be completed, providing for settlement of the outstanding loans. Our participation interest in the two loans had an aggregate outstanding balance of $7.2 million at March 31, 2010 and December 31, 2009. Offsetting this $1.2 million recovery to the allowance for loan losses were $3.4 million in aggregate charge-offs to the allowance for loan losses during the quarter ended June 30, 2010. Such charge-offs were based on our evaluations of the continued financial difficulties of certain borrowers, and were made against loan balances for which a loan loss reserve was already established.
Our total non-performing assets amounted to $35.3 million at June 30, 2010 compared to $59.9 million at March 31, 2010. The primary reasons for the $24.7 million improvement in non-performing assets during the second quarter was the disposition of our $7.2 million participation interest in the two shared national credits described above, an aggregate of $3.4 million in charge-offs of the carrying value of certain non-accrual loans during the quarter, also described above, the refinancing of two construction loans with an aggregate outstanding balance of $6.0 million, and the sale of a 40-unit high rise condominium project in Center City, Philadelphia, which had been held as REO with a carrying value of $8.4 million at the time of sale (net of a participation interest of $1.8 million).
Our non-accrual loans amounted to $22.0 million at June 30, 2010 compared to $27.4 million at March 31, 2010 and $28.3 million at December 31, 2009. Our loans 90 days or more past due but still accruing interest decreased $10.5 million during the second quarter of 2010 and amounted to $172,000 at June 30, 2010 compared to $10.7 million at March 31, 2010 and $6.2 million at December 31, 2009. During the second quarter of 2010, two construction loans that had been included as 90 days or more past due but still accruing interest at both March 31, 2010 and December 31, 2009 were resolved and returned to performing status. These loans, which were to the same borrower and included in our construction loan portfolio, had an aggregate outstanding balance of $6.0 million at March 31, 2010 and December 31, 2009. Although the borrower had remained current with monthly payments, these loans were more than 90 days past their contractual maturity date at March 31, 2010. Following completion of construction and upon the borrower’s receipt of approval for a Chapter 11 bankruptcy plan, we refinanced the two loans with permanent commercial real estate loans during the second quarter of 2010. The new loans, which did not include any additional disbursements of cash, are secured by two one-story mixed-use office buildings located in Jamison, Pennsylvania, which were fully occupied and cash-flowing at June 30, 2010. The Company did not grant any concession to the borrower related to these loans and expects the loans to perform in accordance with their terms. Subsequent to June 30, 2010, the Company became debtor in possession of the underlying collateral property securing a $5.2 million construction loan for a mixed-use commercial/residential development located in Montgomery County, Pennsylvania which was classified as non-accrual at June 30, 2010 and more than 90 days past due but still accruing at March 31, 2010. The loan, to which we allocated $1.5 million of our allowance for loan losses at June 30, 2010, was transferred to REO during the third quarter. Two other loans which were on non-accrual status at June 30, 2010, a construction loan and a commercial real estate loan with outstanding balances of $2.2 million and $2.1 million, respectively, at such date, are also both expected to be transferred to REO during the third quarter of 2010 upon the foreclosure of the underlying collateral properties. An aggregate of $220,000 of our allowance for loan losses was allocated to these two loans at June 30, 2010.

Our total non-performing loans, defined as non-accruing loans and accruing loans 90 days or more past due, decreased to $22.1 million at June 30, 2010, from $38.1 million at March 31, 2010 and $34.6 million at December 31, 2009. This represents a decrease of 41.9% during the second quarter of 2010 and a decrease of 36.0% for the first half of 2010. Of our non-performing loans at June 30, 2010, $18.5 million were for construction loans (which includes land acquisition and development loans) compared to $33.2 million at March 31, 2010 and $29.3 million at December 31, 2009. At June 30, 2010 and December 31, 2009, our non-performing loans amounted to 2.98% and 4.47%, respectively, of loans receivable, and our allowance for loan losses amounted to 32.35% and 26.28%, respectively, of non-performing loans. At June 30, 2010 and December 31, 2009, our non-performing assets amounted to 2.78% and 4.64% of total assets, respectively. In addition to the decrease in our non-performing loans, the balance of our non-performing assets was also impacted by the settlement of two REO properties during the quarter and five during the first half of 2010. The most significant of these was the previously described sale of a 40-unit high rise residential condominium project in Center City, Philadelphia, during the second quarter. A net loss of approximately $120,000 was recognized on the sale of this property, which had a carrying value of $8.4 million at both March 31, 2010 and December 31, 2009.
During the remainder of 2010, our oversight of the Company’s loan portfolio, particularly our construction loans, and resolution efforts with respect to non-performing assets will continue to be a central focus of our management team. While we have made significant strides in reducing our non-performing assets, given the continuing effects of the economic recession in the Company’s market area in general and, in particular, on some of the Company’s larger borrowers, some of whom are in troubled financial condition and either are or may soon be involved in bankruptcy proceedings, no assurance can be given that additional provisions for loan losses or loan charge-offs may not be required in the coming quarters.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the date indicated.

	June 30, 2010	March 31, 2010	December 31, 2009
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family residential	$—	$—	$237
Multi-family residential and commercial real estate(1)	3,502	4,788	4,801
Construction	18,456	22,659	23,303
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total non-accruing loans	21,958	27,447	28,341

Accruing loans 90 days or more past due:
One- to four-family residential	63	29	110
Multi-family residential and commercial real estate	—	—	—
Construction	—	10,535	5,998
Commercial business	—	—	—
Home equity lines of credit	109	106	141
Consumer non-real estate	—	—	—

Total accruing loans 90 days or more past due	172	10,670	6,249

Total non-performing loans(2)	22,130	38,117	34,590

Real estate owned, net	13,142	21,817	22,819

Total non-performing assets	$35,272	$59,934	$57,409

Total non-performing loans as a percentage of loans	2.98%	5.00%	4.47%

Total non-performing loans as a percentage of total assets	1.73%	3.01%	2.79%

Total non-performing assets as a percentage of total assets	2.78%	4.73%	4.64%

(1)	Included in this category of non-accruing loans at June 30, 2010, March 31, 2010 and December 31, 2009 is one troubled debt restructuring with a balance of $1.4 million, $2.4 million and $2.5 million, respectively, which was classified as non-accrual at such dates. We had no other troubled debt restructurings at any of the dates indicated above.

(2)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at June 30, 2010.

												Allowance
											Accruing	for Loan
			Type				Loan Classification				Loans 90	Losses
		Total		One- to							Days or	Allocated to
	No. of	Balance	Land	Four-	Multi-	Commercial			Special		More Past	Construction
Range	Loans	Outstanding	Only	Family	Family	Real Estate	Doubtful	Substandard	Mention	Non-Accrual(1)	Due	Loans
				(Dollars in Thousands)

Loans over $10.0 million	1	$18,812	$—	$—	$18,812	$—	$—	$—	$18,812	$—	$—	$—
Loans $5.0 million to $10.0 million	7	41,488	—	22,564	5,000	13,924	—	13,375	10,343	5,226	—	2,357
Loans $2.5 million to $5.0 million	9	34,182	3,445	14,063	—	16,674	—	7,995	6,167	4,550	—	1,084
Loans $1.0 million to $2.5 million	16	26,832	8,184	13,685	—	4,963	—	12,021	2,622	6,908	—	1,546
Loans under $1.0 million	16	5,365	1,156	2,661	1,548	—	—	1,795	1,175	1,772	—	94

Total construction loans	49	$126,679	$12,785	$52,973	$25,360	$35,561	$—	$35,186	$39,119	$18,456	$—	$5,081

(1)	All of the $18.5 million of non-accrual construction loans at June 30, 2010 are classified substandard.

Non-interest Income. Our total non-interest income decreased $326,000 or 28.8% to $806,000 for the second quarter of 2010 from $1.1 million for the second quarter of 2009. The decrease was due primarily to a $132,000 loss on REO during the 2010 period compared to a gain on REO of $153,000 during the 2009 period. The loss during the second quarter of 2010 related primarily to the previously described sale of a 40-unit high rise residential condominium project in Center City, Philadelphia that had been included in REO since March 31, 2009. Our service charge income decreased $70,000 or 17.7% to $327,000 for the second quarter of 2010 from $397,000 for the second quarter of 2009 primarily as a result of a decrease in our income from overdraft charges.
Non-interest Expenses. Our total non-interest expenses for the second quarter of 2010 amounted to $6.4 million, representing an increase of $143,000 or 2.3% from the second quarter of 2009. The largest increases were in our salaries and employee benefits, occupancy, and professional services expenses, which increased $221,000, $187,000 and $215,000, respectively, quarter-over-quarter. The increase in salaries and employee benefits expenses was due primarily to an increase in the amount accrued for our employee profit sharing expense. We had no expense for employee profit sharing during the second quarter of 2009 as a result of our net loss for the quarter. The increase in occupancy expense was due in part to higher real estate taxes, as well as services related to certain upgrades to our computer network. The increase in professional services expense was due primarily to legal fees incurred in relation to the resolution of certain non-performing loans and real estate owned. These increases were substantially offset by a decrease of $466,000 in our deposit insurance premium expense quarter-over-quarter. The decrease in 2010 reflects the absence of the special assessment by the FDIC on all insured institutions during the second quarter of 2009. Our 2009 expense for this assessment was approximately $500,000. No such assessment was made during 2010.
Income Tax Expense. We recorded an income tax expense of approximately $668,000 for the second quarter of 2010 compared to an income tax benefit of approximately $553,000 for the second quarter of 2009. The fluctuation in our income tax expense was primarily a result of the change in our pre-tax income and the proportion of our tax-exempt income to our total pre-tax income.
COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
General. We recorded net income of $3.6 million for the six months ended June 30, 2010, compared to net income of $1.8 million for the six months ended June 30, 2009. Basic and diluted earnings per share were $0.19 and $0.18, respectively, for the first six months of 2010 compared to $0.09 for each for the first six months of 2009. Net interest income was $16.5 million for the six months ended June 30, 2010, compared to $15.2 million for the six months ended June 30, 2009, an increase of 8.5%. As was the case for the three months ended June 30, 2010, the increase in our net interest income for the first half of 2010 compared to the first half of 2009 occurred as a decrease in our interest expense period-over-period exceeded the decrease in our interest income. Our average interest rate spread increased 36 basis points to 2.70% for the six months ended June 30, 2010 from 2.34% for the six months ended June 30, 2009. As was the case for the three month period ended June 30, 2010, the improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased period-over-period to 2.93% for the six months ended June 30, 2010 from 2.78% for the six months ended June 30, 2009.

Interest Income. Our total interest income for the six months ended June 30, 2010 decreased $1.3 million or 4.7% over the comparable 2009 period to $26.0 million. As was the case for the three-month period, the decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $33.6 million or 3.1% to $1.12 billion for the first six months of 2010 from $1.09 billion for the first six months of 2009. The increase was driven by a $37.7 million increase in the average balance of our investment securities as well as a $29.5 million increases in the average balance of our other interest-earning assets. These increases were partially offset by decreases in the average balance of our loans receivable and mortgage-backed securities of $20.7 million and $12.9 million, respectively, period-over-period. The average yield earned on our total interest-earning assets decreased 38 basis points to 4.63% for the first six months of 2010 from 5.01% for the first six months of 2009. The decrease in the average yield earned on our interest-earning assets was primarily the result of the current interest rate environment.
Interest Expense. Our total interest expense for the six months ended June 30, 2010 decreased $2.6 million or 21.4% from the comparable 2009 period to $9.5 million. As was the case for the three-month period, the decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 74 basis points to 1.93% for the first six months of 2010 from 2.67% for the first six months of 2009. The average rate we paid on our total deposits decreased 80 basis points period-over-period, driven by a 91 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $148.4 million or 21.9% to $827.2 million for the first six months of 2010 from $678.8 million for the first six months of 2009 due primarily to growth in our core deposits. The average balance of our core deposits increased $125.5 million or 52.8% to $363.5 million for the first six months of 2010 from $238.0 million for the first six months of 2009. Although the average rate we paid on our advances from the FHLB increased 47 basis points for the first six months of 2010 compared to the first six months of 2009, this increase was more than offset by a decrease of $69.5 million or 33.6% in the average balance of those advances period-over-period. The average rate of our FHLB advances increased in the 2010 period, as we relied less on overnight advances than we did during the 2009 period. The average rate paid on overnight advances is substantially below the average rate paid on our other, longer-term advances from the FHLB.

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

	Six Months Ended June 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$122,057	$1,694	2.78%	$84,347	$1,677	3.98%
Mortgage-backed securities	207,798	4,465	4.30	220,701	5,412	4.90
Loans receivable(2)	732,723	19,815	5.41	753,453	20,178	5.36
Other interest-earning assets	61,490	26	0.08	31,941	27	0.17

Total interest-earning assets	1,124,068	26,000	4.63	1,090,442	27,294	5.01

Cash and non-interest bearing balances	21,563			22,783
Other non-interest-earning assets	113,309			81,380

Total assets	$1,258,940			$1,194,605

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$282,038	1,353	0.96	$167,979	1,172	1.40
Checking accounts	81,454	19	0.05	69,978	13	0.04
Certificate accounts	463,704	5,150	2.22	440,805	6,904	3.13

Total deposits	827,196	6,522	1.58	678,762	8,089	2.38
FHLB advances	137,506	2,968	4.32	207,007	3,988	3.85
Other borrowings	22,961	35	0.30	22,328	36	0.32

Total interest-bearing liabilities	987,663	9,525	1.93	908,097	12,113	2.67

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	42,871			39,907
Real estate tax escrow accounts	4,028			4,225
Other liabilities	9,868			9,362

Total liabilities	1,044,430			961,591
Stockholders’ equity	214,510			233,014

Total liabilities and stockholders’ equity	$1,258,940			$1,194,605

Net interest-earning assets	$136,405			$182,345

Net interest income; average interest rate spread		$16,475	2.70%		$15,181	2.34%

Net interest margin(3)			2.93%			2.78%

(1)	Investment securities for the 2010 period include 133 tax-exempt municipal bonds with an aggregate average balance of $40.0 million and an average yield of 3.9%. Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.7 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $563,000 during the first six months of 2010 compared to a provision of $3.5 million during the first six months of 2009. The reduced provision during the 2010 period was due primarily to recognition of a recovery to the allowance for loan losses during the second quarter of 2010, as well as the improvement in our non-performing assets, as previously described in the preceding discussion of our results for the quarter ended June 30, 2010.
Non-interest Income. Our total non-interest income decreased to $1.2 million for the first six months of 2010 from $2.1 million for the first six months 2009. As was the case for the three-month period, the decrease was due primarily to a $713,000 loss on REO during the 2010 period compared to a gain on REO of $169,000 during the 2009 period. Additionally, our service charge income decreased $163,000 or 20.8% to $623,000 for the first six months of 2010, again, primarily as a result of a decrease in our income from overdraft charges.
Non-interest Expenses. Our total non-interest expenses for the first half of 2010 amounted to $12.4 million, representing an increase of $520,000 or 4.4% from first half of 2009. As was the case for the three month period, our largest increases were in our salaries and employee benefits, occupancy, and professional services expenses, which increased by $193,000, $321,000 and $322,000, respectively, period-over-period. The reasons for the increases for the six-month period are substantially the same as the reasons for the increases for the three-month period. These increases were substantially offset by a decrease in our deposit insurance premium expense of $300,000, period-over-period, as a result of the FDIC’s special assessment in 2009.
Income Tax Expense. We recorded an income tax expense of approximately $1.1 million for the first half of 2010 compared to an expense of approximately $189,000 for the first half of 2009. The fluctuation in our income tax expense was primarily a result of the change in our pre-tax income and the proportion of our tax-exempt income to our total pre-tax income.
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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a positive 0.89% at June 30, 2010, compared to a negative 1.30% at December 31, 2009.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 21%. The annual prepayment rate for mortgage-backed securities is assumed to range from 3% to 35%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$278,427	$55,028	$153,681	$87,031	$146,570	$720,737
Mortgage-backed securities	45,056	32,309	80,129	31,554	19,157	208,205
Investment securities	7,833	1,480	95,615	40,010	4,211	149,149
Other interest-earning assets	60,750	—	—	—	—	60,750

Total interest-earning assets	392,066	88,817	329,425	158,595	169,938	1,138,841

Interest-bearing liabilities:
Savings and money market accounts	$43,436	$43,436	$109,121	$50,207	$44,077	$290,277
Checking accounts	—	—	—	—	86,238	86,238
Certificate accounts	220,264	76,035	58,604	49,481	55,122	459,506
FHLB advances	50,579	9,283	29,141	32,508	5,658	127,169
Other borrowed money	26,520	—	—	—	—	26,520

Total interest-bearing liabilities	340,799	128,754	196,866	132,196	191,095	989,710

Interest-earning assets less interest-bearing liabilities	$51,267	$(39,937)	$132,559	$26,399	$(21,157)	$149,131

Cumulative interest-rate sensitivity gap (3)	$51,267	$11,330	$143,889	$170,288	$149,131

Cumulative interest-rate gap as a percentage of total assets at June 30, 2010	4.04%	0.89%	11.35%	13.43%	11.76%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2010	115.04%	102.41%	121.59%	121.32%	115.07%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs(1)

April 1, – April 30, 2010	12,474	$7.93	12,474	943,803
May 1, – May 31, 2010	36,752	8.93	36,752	907,051
June 1, – June 30, 2010	458,448	8.84	458,448	448,603

Total	507,674	$8.83	507,674	448,603

(1)	On January 14, 2010, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,048,603 shares. This repurchase program is schedule to terminate as of January 14, 2011.
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

ABINGTON BANCORP, INC.

Date: August 6, 2010	By:	/s/ Robert W. White
Robert W. White
Chairman, President and
Chief Executive Officer

Date: August 6, 2010	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and
Chief Financial Officer