Form 10-Q
period 2010-09-30
ABINGTON BANCORP, INC./PA
filed 2010-11-09
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 2, 2010, 20,165,448 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$24,676,284	$18,941,066
Interest-bearing deposits in other banks	45,753,105	25,773,173

Total cash and cash equivalents	70,429,389	44,714,239
Investment securities held to maturity (estimated fair value—2010, $21,593,960; 2009, $20,787,269)	20,385,322	20,386,944
Investment securities available for sale (amortized cost— 2010, $114,120,129; 2009, $82,905,101)	116,247,716	84,317,271
Mortgage-backed securities held to maturity (estimated fair value—2010, $63,513,898; 2009, $77,297,497)	61,764,910	77,149,936
Mortgage-backed securities available for sale (amortized cost— 2010, $161,002,687; 2009, $133,916,731)	166,793,923	138,628,592
Loans receivable, net of allowance for loan losses (2010, $4,685,160; 2009, $9,090,353)	714,822,707	764,559,941
Accrued interest receivable	4,275,874	4,279,032
Federal Home Loan Bank stock—at cost	14,607,700	14,607,700
Cash surrender value — bank owned life insurance	42,310,193	40,983,202
Property and equipment, net	9,870,836	10,423,190
Real estate owned	20,027,964	22,818,856
Deferred tax asset	1,751,835	4,711,447
Prepaid expenses and other assets	14,678,221	10,531,771

TOTAL ASSETS	$1,257,966,590	$1,238,112,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$43,997,062	$45,146,650
Interest-bearing	858,364,892	805,053,843

Total deposits	902,361,954	850,200,493
Advances from Federal Home Loan Bank	109,891,311	146,739,435
Other borrowed money	18,019,549	16,673,480
Accrued interest payable	4,022,419	1,807,334
Advances from borrowers for taxes and insurance	707,332	3,142,470
Accounts payable and accrued expenses	10,094,380	5,366,909

Total liabilities	1,045,096,945	1,023,930,121

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 20,161,608 shares in 2010, 21,049,025 shares in 2009	244,602	244,602
Additional paid-in capital	202,352,367	201,922,651
Treasury stock—at cost, 4,298,632 shares in 2010, 3,411,215 shares in 2009	(34,995,086)	(27,446,596)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(13,670,098)	(14,299,378)
Recognition & Retention Plan Trust (RRP)	(2,833,931)	(3,918,784)
Deferred compensation plans trust	(1,035,560)	(995,980)
Retained earnings	57,692,961	54,804,913
Accumulated other comprehensive income	5,114,390	3,870,572

Total stockholders’ equity	212,869,645	214,182,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,257,966,590	$1,238,112,121

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
INTEREST INCOME:
Interest on loans	$9,950,488	$9,872,855	$29,765,723	$30,050,716
Interest and dividends on investment and mortgage-backed securities:
Taxable	2,608,375	2,736,909	7,980,849	9,022,260
Tax-exempt	385,171	401,062	1,171,444	1,204,646
Interest and dividends on other interest-earning assets	26,448	6,607	52,101	33,537

Total interest income	12,970,482	13,017,433	38,970,117	40,311,159

INTEREST EXPENSE:
Interest on deposits	3,179,474	3,801,382	9,700,929	11,889,584
Interest on Federal Home Loan Bank advances	1,302,589	1,794,970	4,270,932	5,783,241
Interest on other borrowed money	20,068	19,879	54,684	56,214

Total interest expense	4,502,131	5,616,231	14,026,545	17,729,039

NET INTEREST INCOME	8,468,351	7,401,202	24,943,572	22,582,120

PROVISION FOR LOAN LOSSES	—	8,802,678	563,445	12,324,090

NET INTEREST INCOME (LOSS) AFTER PROVISION FOR LOAN LOSSES	8,468,351	(1,401,476)	24,380,127	10,258,030

NON-INTEREST INCOME (LOSS)
Service charges	280,464	388,850	903,798	1,175,515
Income on bank owned life insurance	442,493	451,713	1,326,991	1,353,479
Net loss on real estate owned	(278,152)	(5,152,887)	(991,348)	(4,983,805)
Net gain on sale of securities	—	5,102	—	5,102
Other income	166,449	160,998	532,911	451,836

Total non-interest income (loss)	611,254	(4,146,224)	1,772,352	(1,997,873)

NON-INTEREST EXPENSES
Salaries and employee benefits	2,934,517	2,736,723	8,895,026	8,503,992
Occupancy	645,148	630,544	2,069,856	1,734,540
Depreciation	219,560	228,583	677,095	676,657
Professional services	509,352	335,623	1,529,472	1,034,023
Data processing	429,421	383,011	1,283,832	1,175,790
Deposit insurance premium	522,443	331,735	1,377,362	1,486,239
Advertising and promotions	171,709	128,613	427,966	309,669
Director compensation	151,753	224,709	597,208	673,564
Other	576,740	518,032	1,666,885	1,767,573

Total non-interest expenses	6,160,643	5,517,573	18,524,702	17,362,047

INCOME (LOSS) BEFORE INCOME TAXES	2,918,962	(11,065,273)	7,627,777	(9,101,890)

PROVISION (BENEFIT) FOR INCOME TAXES	753,724	(4,089,152)	1,881,900	(3,900,369)

NET INCOME (LOSS)	$2,165,238	$(6,976,121)	$5,745,877	$(5,201,521)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.12	$(0.36)	$0.31	$(0.26)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.11	$(0.36)	$0.29	$(0.26)

BASIC AVERAGE COMMON SHARES OUTSTANDING:	18,404,143	19,635,808	18,771,303	19,963,132
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	19,624,366	19,635,808	20,033,491	19,963,132
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	Income	Equity
BALANCE—JANUARY 1, 2010	24,460,240	$244,602	$201,922,651	$(27,446,596)	$(19,214,142)	$54,804,913	$3,870,572	$214,182,000

Comprehensive income:
Net income	—	—	—	—	—	5,745,877	—	5,745,877
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $610,228	—	—	—	—	—	—	1,184,564	1,184,564
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $30,525	—	—	—	—	—	—	59,254	59,254

Comprehensive income								6,989,695

Treasury stock purchased (897,065 shares)	—	—	—	(7,640,628)	—	—	—	(7,640,628)
Cash dividends declared, ($0.15 per share)	—	—	—	—	—	(2,857,829)	—	(2,857,829)
Exercise of stock options	—	—	(14,786)	92,138	—	—	—	77,352
Excess tax liability on stock-based compensation	—	—	(29,918)	—	—	—	—	(29,918)
Stock options expense	—	—	578,401	—	—	—	—	578,401
Common stock released from benefit plans	—	—	(103,981)	—	1,721,933	—	—	1,617,952
Common stock acquired by benefit plans	—	—	—	—	(47,380)	—	—	(47,380)

BALANCE—SEPTEMBER 30, 2010	24,460,240	$244,602	$202,352,367	$(34,995,086)	$(17,539,589)	$57,692,961	$5,114,390	$212,869,645

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2009	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

Comprehensive loss:
Net loss	—	—	—	—	—	(5,201,521)	—	(5,201,521)
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $912,294	—	—	—	—	—	—	1,770,924	1,770,924
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $13,647	—	—	—	—	—	—	26,490	26,490

Comprehensive income								(3,404,107)

Treasury stock purchased (1,702,013 shares)	—	—	—	(12,704,620)	—	—	—	(12,704,620)
Cash dividends declared, ($0.15 per share)	—	—	—	—	—	(3,034,474)	—	(3,034,474)
Exercise of stock options	—	—	(16,520)	67,137	—	—	—	50,617
Excess tax liability on stock-based compensation	—	—	(57,690)	—	—	—	—	(57,690)
Stock options expense	—	—	665,202	—	—	—	—	665,202
Common stock released from benefit plans	—	—	(175,790)	—	2,146,155	—	—	1,970,365
Common stock acquired by benefit plans	—	—	—	—	(43,164)	—	—	(43,164)

BALANCE—SEPTEMBER 30, 2009	24,460,240	$244,602	$201,793,667	$(23,162,583)	$(19,820,105)	$57,771,143	$4,715,990	$221,542,714

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income (loss)	$5,745,877	$(5,201,521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	563,445	12,324,090
Depreciation	677,095	676,657
Stock-based compensation expense	2,188,553	2,390,896
Net loss on real estate owned	601,121	4,983,805
Net gain on sale of investments and mortgage-backed securities	—	(5,102)
Deferred income tax expense (benefit)	2,318,859	(3,717,579)
Amortization of:
Deferred loan fees	(1,102,915)	(914,230)
Premiums and discounts, net	(147,119)	(170,249)
Income from bank owned life insurance	(1,326,991)	(1,353,479)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	3,158	314,885
Prepaid expenses and other assets	(4,146,450)	(3,459,697)
Accrued interest payable	2,215,085	2,036,744
Accounts payable and accrued expenses	4,777,670	1,729,765

Net cash provided by operating activities	12,367,388	9,634,985

INVESTING ACTIVITIES:
Principal collected on loans	92,448,227	101,476,923
Disbursements for loans	(49,146,523)	(145,312,378)
Purchases of:
Mortgage-backed securities held to maturity	—	(9,972,266)
Mortgage-backed securities available for sale	(69,927,577)	(20,732,549)
Investments available for sale	(139,234,111)	(37,557,039)
Property and equipment	(124,741)	(256,579)
Additions to real estate owned, net	(281,524)	(1,159,940)
Proceeds from:
Maturities of mortgage-backed securities held to maturity	150,178	—
Maturities of mortgage-backed securities available for sale	3,811,213	2,955,058
Sales and maturities of investments available for sale	107,994,000	30,999,102
Principal repayments of mortgage-backed securities held to maturity	15,181,502	19,649,063
Principal repayments of mortgage-backed securities available for sale	39,257,578	33,971,342
Sales of real estate owned	9,446,295	648,802

Net cash provided by (used) in investing activities	9,574,517	(25,290,461)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	50,117,531	100,539,191
Net increase in certificate accounts	2,043,930	52,195,328
Net increase in other borrowed money	1,346,069	4,723,016
Advances from Federal Home Loan Bank	10,000,000	30,935,000
Repayments of advances from Federal Home Loan Bank	(46,848,124)	(135,231,390)
Net decrease in advances from borrowers for taxes and insurance	(2,435,138)	(2,453,622)
Proceeds from exercise of stock options	77,352	50,617
Excess tax liability from stock-based compensation	(29,918)	(57,690)
Purchase of treasury stock	(7,640,628)	(12,704,620)
Payment of cash dividend	(2,857,829)	(3,034,474)

Net cash provided by financing activities	3,773,245	34,961,356

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,715,150	19,305,880

CASH AND CASH EQUIVALENTS—Beginning of period	44,714,239	31,863,344

CASH AND CASH EQUIVALENTS—End of period	$70,429,389	$51,169,224

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$11,811,460	$15,692,295
Income taxes	$1,000,000	$750,000
Non-cash transfer of loans to real estate owned	$6,975,000	$20,914,058
Acquisition of stock for deferred compensation plans trust	$47,380	$43,164
Release of stock from deferred compensation plans trust	$7,800	$244,671
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010, or any other period.
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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of September 30, 2010.
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
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the three or nine months ended September 30, 2010 or 2009.
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
The components of other comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net unrealized gain on securities arising during the period, net of tax	$213,040	$1,381,656	$1,184,564	$1,774,291
Plus: reclassification adjustment for net gain included in net income, net of tax	—	(3,367)	—	(3,367)

Net unrealized gain on securities, net of tax	213,040	1,378,289	1,184,564	1,770,924

Amortization of deferred costs on supplemental retirement plan, net of tax	19,752	8,829	59,254	26,490

Total other comprehensive income (loss), net of tax	$232,792	$1,387,118	$1,243,818	$1,797,414

The components of accumulated other comprehensive income are as follows:

	September 30,	December 31,
	2010	2009

Net unrealized gain on securities	$5,226,424	$4,041,860
Unrecognized deferred costs of supplemental retirment plan	(112,034)	(171,288)

Total accumulated other comprehensive income	$5,114,390	$3,870,572

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
At September 30, 2010, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 7.
The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 7. Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For both the three and nine months ended September 30, 2010, there were 1,255,280 antidilutive CSEs. Due to the net loss recognized for the three and nine months ended September 30, 2009, the inclusion of any CSEs would decrease the amount of net loss per share for the periods and would be antidilutive. Consequently, all 2,198,920 outstanding options are antidilutive for those periods. Earnings (loss) per share were calculated as follows:

	Three Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income (loss)	$2,165,238	$2,165,238	$(6,976,121)	$(6,976,121)

Weighted average shares outstanding	18,404,143	18,404,143	19,635,808	19,635,808
Effect of common stock equivalents	—	1,220,223	—	—

Adjusted weighted average shares used in earnings per share computation	18,404,143	19,624,366	19,635,808	19,635,808

Earnings (loss) per share	$0.12	$0.11	$(0.36)	$(0.36)

	Nine Months Ended September 30,
	2010		2009
	Basic	Diluted	Basic	Diluted

Net income (loss)	$5,745,877	$5,745,877	$(5,201,521)	$(5,201,521)

Weighted average shares outstanding	18,771,303	18,771,303	19,963,132	19,963,132
Effect of common stock equivalents	—	1,262,188	—	—

Adjusted weighted average shares used in earnings per share computation	18,771,303	20,033,491	19,963,132	19,963,132

Earnings (loss) per share	$0.31	$0.29	$(0.26)	$(0.26)

Recent Accounting Pronouncements—In March 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-11, Scope Exception Related to Embedded Credit Derivatives, which updates ASC 815, Derivatives and Hedging. The updated guidance addresses application of the embedded derivative scope exception in ASC 815-15-15-8 and 15-9 and primarily affects entities that hold or issue investments in financial instruments that contain embedded credit derivative features. The ASU includes a transition provision which permits entities to make a special one-time election to apply the fair value option to any investments in a beneficial interest in securitized financial asset, regardless of whether such investments contain embedded derivative features. The amended guidance is effective for the Company on July 1, 2010. The adoption of this guidance did not have any impact on our financial position or results of operations.
In April 2010, the FASB issued ASU 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, which updates ASC 310, Receivables. The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, Receivables: Loans and Debt Securities Acquired with Deteriorated Credit Quality, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. Under this updated guidance, modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amended guidance was effective prospectively for modifications occurring in the first interim or annual period ending on or after July 15, 2010. The Company adopted this guidance effective July 1, 2010. The adoption did not have any impact on our financial position or results of operations.

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
2.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,385,322	$1,208,638	$—	$21,593,960

Total debt securities	$20,385,322	$1,208,638	$—	$21,593,960

	Available for Sale
	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$89,958,107	$1,075,057	$—	$91,033,164
Corporate bonds and commercial paper	2,093,411	27,979	—	2,121,390
Municipal bonds	19,423,707	954,887	—	20,378,594

Total debt securities	111,475,225	2,057,923	—	113,533,148

Equity securities:
Mutual funds	2,644,904	69,664	—	2,714,568

Total equity securities	2,644,904	69,664	—	2,714,568

Total	$114,120,129	$2,127,587	$—	$116,247,716

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,386,944	$400,325	$—	$20,787,269

Total debt securities	$20,386,944	$400,325	$—	$20,787,269

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$55,863,999	$691,337	$(95,669)	$56,459,667
Corporate bonds and commercial paper	3,123,496	6,286	(8,342)	3,121,440
Municipal bonds	21,238,185	817,838	(848)	22,055,175
Certificates of deposit	99,000	—	—	99,000

Total debt securities	80,324,680	1,515,461	(104,859)	81,735,282

Equity securities:
Common stock	10	—	(1)	9
Mutual funds	2,580,411	1,569	—	2,581,980

Total equity securities	2,580,421	1,569	(1)	2,581,989

Total	$82,905,101	$1,517,030	$(104,860)	$84,317,271

There were no sales of debt or equity securities during the three or nine months ended September 30, 2010. During the three months ended September 30, 2009, a gross gain of approximately $5,000 was recognized on the sale of one municipal bond. Proceeds from this sale were approximately $305,000. There were no other sales of debt or equity securities during the nine months ended September 30, 2009. No impairment charges were recognized on investment securities during the three or nine months ended September 30, 2010 or 2009.
All municipal bonds included in debt securities are bank-qualified municipal bonds.
The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the parties may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2010
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$6,038,273	$6,072,120	$—	$—
Due after one year through five years	98,556,008	100,200,244	—	—
Due after five years through ten years	6,880,944	7,260,784	14,062,470	14,946,541
Due after ten years	—	—	6,322,852	6,647,419

Total	$111,475,225	$113,533,148	$20,385,322	$21,593,960

No investment securities were in an unrealized loss position at September 30, 2010. The table below sets forth investment securities which had an unrealized loss position as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities available for sale:
Agency bonds	$(95,669)	$18,299,480	$—	$—
Corporate bonds and commercial paper	(8,342)	1,127,220	—	—
Municipal bonds	(848)	251,938	—	—
Equity securities	(1)	9	—	—

Total securities available for sale	$(104,860)	$19,678,647	$—	$—

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At September 30, 2010, no investment securities were in a gross unrealized loss position.
3.	MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$14,648,837	$652,738	$—	$15,301,575
FNMA pass-through certificates	22,203,640	1,293,320	—	23,496,960
FHLMC pass-through certificates	10,651,681	397,761	—	11,049,442
Collateralized mortgage obligations	14,260,752	106,501	(701,332)	13,665,921

Total	$61,764,910	$2,450,320	$(701,332)	$63,513,898

	Available for sale
	September 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,069	$90	$—	$2,159
FNMA pass-through certificates	33,783,088	2,226,649	—	36,009,737
FHLMC pass-through certificates	31,685,011	2,058,898	—	33,743,909
Collateralized mortgage obligations	95,532,519	1,506,145	(546)	97,038,118

Total	$161,002,687	$5,791,782	$(546)	$166,793,923

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$18,607,580	$374,179	$(198,784)	$18,782,975
FNMA pass-through certificates	27,817,665	1,031,598	—	28,849,263
FHLMC pass-through certificates	13,242,317	258,707	(26,483)	13,474,541
Collateralized mortgage obligations	17,482,374	—	(1,291,656)	16,190,718

Total	$77,149,936	$1,664,484	$(1,516,923)	$77,297,497

	Available for sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$2,464	$369	$—	$2,833
FNMA pass-through certificates	45,813,997	2,265,098	—	48,079,095
FHLMC pass-through certificates	48,863,220	2,363,183	(24,953)	51,201,450
Collateralized mortgage obligations	39,237,050	354,656	(246,492)	39,345,214

Total	$133,916,731	$4,983,306	$(271,445)	$138,628,592

There were no sales of mortgage-backed securities during the three or nine months ended September 30, 2010 or 2009. No impairment charge was recognized on mortgage-backed securities during the three or nine months ended September 30, 2010 or 2009.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA, the FHLMC, and the GNMA as well as certain AAA rated private issuers. At September 30, 2010 and December 31, 2009, respectively, $7.0 million and $8.4 million of our CMOs were issued by private issuers.
The table below sets forth mortgage-backed securities which had an unrealized loss position as of September 30, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Collateralized mortgage obligations	$—	$—	$(701,332)	$3,019,217

Total securities held to maturity	—	—	(701,332)	3,019,217

Securities available for sale:
Collateralized mortgage obligations	(546)	3,499,454	—	—

Total securities available for sale	(546)	3,499,454	—	—

Total	$(546)	$3,499,454	$(701,332)	$3,019,217

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
GNMA pass-through certificates	$(198,784)	$10,122,441	$—	$—
FHLMC pass-through certificates	(26,483)	4,787,594	—	—
Collateralized mortgage obligations	(322,627)	8,755,414	(969,029)	7,435,304

Total securities held to maturity	(547,894)	23,665,449	(969,029)	7,435,304

Securities available for sale:
FHLMC pass-through certificates	(21,372)	2,060,797	(3,581)	1,225,716
Collateralized mortgage obligations	(194,886)	13,186,239	(51,606)	3,340,759

Total securities available for sale	(216,258)	15,247,036	(55,187)	4,566,475

Total	$(764,152)	$38,912,485	$(1,024,216)	$12,001,779

At September 30, 2010, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of three securities having an aggregate depreciation of 18.9% from the Company’s amortized cost basis. All three securities were CMOs issued by private issuers. Included in this total are two CMOs with an aggregate principal balance of approximately $3.5 million at September 30, 2010, that had declines of approximately 21% and 20% from their amortized cost basis at such date. The third security, with a principal balance of approximately $216,000 at September 30, 2010, had a decline of approximately 1.0% from its amortized cost basis at such date. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at September 30, 2010, consisted of one security having an aggregate depreciation of 0.02% from the Company’s amortized cost basis. The security is a CMO issued by GNMA. Management has concluded that, as of September 30, 2010, the unrealized losses above were temporary in nature. There is no exposure to subprime loans with these CMOs. The losses are not related to the underlying credit quality of the issuers, all of whom remain AAA rated, including the private issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on these CMOs have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to the current market environment. The overall declines in market value are not significant, and management of the Company believes that these values will recover as the market environment improves and the securities continue to perform. The Company does not currently have plans to sell any these securities, nor does it anticipate that it will be required to sell any these securities prior to a recovery of their cost basis.

4.	LOANS RECEIVABLE AND REAL ESTATE OWNED
Loans receivable consist of the following:

	September 30, 2010	December 31, 2009

One-to four-family residential	$403,484,220	$432,004,572
Multi-family residential and commercial	140,238,650	135,482,758
Construction	147,660,950	203,642,336
Home equity lines of credit	42,731,261	36,273,685
Commercial business loans	17,832,142	18,876,987
Consumer non-real estate loans	722,626	2,358,063

Total loans	752,669,849	828,638,401

Less:
Construction loans in process	(32,457,299)	(54,198,647)
Deferred loan fees, net	(704,683)	(789,460)
Allowance for loan losses	(4,685,160)	(9,090,353)

Loans receivable—net	$714,822,707	$764,559,941

Following is a summary of changes in the allowance for loan losses:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2010	December 31, 2009	September 30, 2009

Balance—beginning of year	$9,090,353	$11,596,784	$11,596,784
Provision for loan losses	563,445	18,736,847	12,324,090
Charge-offs	(6,188,410)	(21,394,378)	(5,265,747)
Recoveries	1,219,772	151,100	146,650

Charge-offs—net	(4,968,638)	(21,243,278)	(5,119,097)

Balance—end of period	$4,685,160	$9,090,353	$18,801,777

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

As of September 30, 2010 and December 31, 2009, the recorded investment in loans that were considered to be impaired was as follows.

	September 30,	December 31,
	2010	2009

Impaired collateral-dependent loans with a valuation allowance	$6,983,798	$18,111,166
Impaired collateral-dependent loans with no valuation allowance	5,637,136	10,237,145

Total Impaired collateral-dependent loans	$12,620,934	$28,348,311

Average impaired loan balance	$24,566,097	$23,575,378

Valuation allowance on impaired loans	$685,626	$3,605,504

Interest income recognized on impaired loans	$—	$—
Our loan portfolio at September 30, 2010 included an aggregate of $12.6 million of impaired loans compared to $28.3 million of impaired loans at December 31, 2009. Non-accrual loans at September 30, 2010 and December 31, 2009 amounted to approximately $12.0 million and $28.3 million, respectively. Our impaired loans at September 30, 2010 included two mortgage loans with an aggregate outstanding balance of $583,000 that were continuing to accrue interest. The other impaired loans at September 30, 2010 and all of our impaired loans at December 31, 2009 were on non-accrual status. One- to four-family residential loans are typically placed on non-accrual at the time the loan is 120 days delinquent, and all other loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Loans are charged off when the loan is deemed uncollectible. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, at September 30, 2010 and December 31, 2009 amounted to approximately $12.2 million and $34.6 million, respectively. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest. At September 30, 2010 we had $183,000 of loans that were 90 days or more past due, but still accruing interest compared to $6.2 million at December 31, 2009.
We had three troubled debt restructurings (“TDRs”) at September 30, 2010 and one TDR at December 31, 2009. Two of the TDRs at September 30, 2010 were for mortgage loans that were modified during the year to allow a period of interest-only payments. The loans have continued to pay in accordance with their contractual terms, and based on the loan-to-value ratios of these loans, no portion of the allowance for loan losses was allocated to these loans at September 30, 2010. The other TDR at September 30, 2010, which was also the TDR at December 31, 2009, is for a commercial real estate loan with an outstanding balance of $1.4 million and $2.5 million, respectively, at September 30, 2010 and December 31, 2009. The commercial property which collateralizes this loan is currently listed for sale by the borrower. At September 30, 2010 and December 31, 2009, approximately $150,000 and $1.0 million of our allowance for loan losses, respectively, was allocated to this loan, which was classified as non-accrual and considered to be impaired at such dates. During the second quarter of 2010, we charged-off approximately $950,000 of the outstanding loan balance of this loan. We have no commitments to lend additional funds to the borrower under this loan. The loan has been classified as a TDR based on modified payment terms that reduce the total monthly payment. The modified payments were further reduced during the third quarter of 2010. In both cases, the reduced payments, which include both principal and interest, were agreed to in order to relieve some of the cash flow burden on the borrower’s overall position. In addition to this loan, we have three additional loans to this borrower with an aggregate outstanding balance of $14.4 million and $13.4 million, respectively, at September 30, 2010 and December 31, 2009. These three loans were each classified at September 30, 2010 and December 31, 2009, with an aggregate of $386,000 and $670,000, respectively, of our allowance for loan losses allocated to these loans at such dates. Although none of the additional three loans were considered to be impaired or on non-accrual status at September 30, 2010 or December 31, 2009, two of the loans, with an aggregate outstanding balance of $6.0 million at December 31, 2009, were over 90 days past due at such date. These two loans, which were included in our construction loan portfolio at December 31, 2009, were refinanced with permanent commercial real estate loans during the second quarter of 2010. The reclassified loans are not considered to be TDRs at September 30, 2010. The third loan was included in our construction loan portfolio at both September 30, 2010 and December 31, 2009.
Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the nine months ended September 30, 2010 and 2009, no interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was approximately $686,000 and $452,000, respectively, for the nine months ended September 30, 2010 and 2009.
Following is a summary of changes in the balance of real estate owned for the periods presented:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009

Balance—beginning of period	$22,818,856	$1,739,599
Additions	6,975,000	25,582,818
Capitalized improvements	281,524	1,129,046
Valuation adjustments	(350,981)	(4,501,580)
Dispositions	(9,696,435)	(1,131,027)

Balance—end of period	$20,027,964	$22,818,856

During the nine months ended September 30, 2010, two properties, a mixed-use commercial/residential development and retail commercial building, with an aggregate outstanding balance of $7.0 million at September 30, 2010, were added to REO. During the first nine months of 2010, we sold five REO properties including a 40-unit high rise residential condominium project in Center City, Philadelphia with an aggregate outstanding balance of $8.4 million at December 31, 2009 and four one- to four-family residential properties with an aggregate outstanding balance of approximately $1.2 million at December 31, 2009. During the first nine months of 2010, a net loss on real estate owned of approximately $385,000 in the aggregate was recognized on the settlement of these five properties. An additional valuation adjustment of approximately $215,000 was also recognized to write-down the value of two other REO properties during the first nine months of 2010. Our net loss on REO for the nine months ended September 30, 2010 also includes approximately $390,000 in non-capitalized expenses on our REO properties.

5.	DEPOSITS
Deposits consist of the following major classifications:

	September 30, 2010		December 31, 2009
Type of Account	Amount	Percent	Amount	Percent

Certificates	$458,817,908	50.9%	$456,773,978	53.8%
Passbook and MMDA	311,788,964	34.5	265,487,994	31.2
NOW	87,758,020	9.7	82,791,871	9.7
DDA	43,997,062	4.9	45,146,650	5.3

Total	$902,361,954	100.0%	$850,200,493	100.0%

6.	DEFERRED INCOME TAXES
Items that gave rise to significant portions of the deferred tax balances are as follows:

	September 30,	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$1,592,954	$3,090,720
Deferred compensation	2,007,795	2,048,647
Write-down of impaired investments	295,529	295,526
Write-down of real estate owned	286,728	1,530,537
Other assets	613,369	181,702

Total deferred tax assets	4,796,375	7,147,132

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(2,692,400)	(2,082,171)
Deferred loan fees	(342,366)	(333,723)
Other liabilities	(9,774)	(19,791)

Total deferred tax liabilities	(3,044,540)	(2,435,685)

Net deferred tax asset	$1,751,835	$4,711,447

7.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS
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

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005, the ESOP acquired an aggregate of 914,112 shares of common stock for approximately $7.4 million, an average price of $8.06 per share. These shares are being released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are being released over a 30-year period. No additional purchases are expected to be made by the ESOP. At September 30, 2010, the ESOP held approximately 1.5 million unallocated shares of Company common stock with a fair value of $15.6 million and approximately 466,000 allocated shares with a fair value of $4.9 million. During the three-month periods ended September 30, 2010 and 2009, approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $232,000 and $195,000 in compensation expense, respectively. During the nine-month periods ended September 30, 2010 and 2009, approximately 72,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $627,000 and $584,000 in compensation expense, respectively.
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

A summary of the status of the shares under the 2005 and 2007 RRP as of June 30, 2010 and 2009, and changes during the nine months ended September 30, 2010 and 2009 are presented below:

	Nine Months Ended September 30,
	2010		2009
		Weighted		Weighted
	Number of	average grant	Number of	average grant
	shares	date fair value	shares	date fair value

Nonvested at the beginning of the year	481,272	$8.79	661,763	$8.72
Granted	—	—	—	—
Vested	(177,096)	8.38	(181,311)	8.38
Forfeited	(3,876)	7.95	(2,400)	9.11

Nonvested at the end of the period	300,300	$9.03	478,052	$8.84

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and nine-month periods ended September 30, 2010, approximately 25,000 and 115,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $236,000 and $983,000 in compensation expense, respectively. A tax benefit of approximately $114,000 and $304,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. During the three- and nine-month periods ended September 30, 2009, approximately 45,000 and 137,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $377,000 and $1.1 million in compensation expense, respectively. A tax benefit of approximately $139,000 and $331,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. As of September 30, 2010, approximately $2.1 million in additional compensation expense will be recognized over the remaining lives of the RRP awards. At September 30, 2010, the weighted average remaining lives of the RRP awards was approximately 2.4 years.
Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price not less than the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of September 30, 2010, a total of 1,142,640 shares of common stock were reserved for future issuance pursuant to the 2005 Option Plan, of which 15,896 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of September 30, 2010, a total of 1,302,990 shares of common stock were reserved for future issuance pursuant to the 2007 Option Plan, of which 176,290 shares remain available for grant.

A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of September 30, 2010 and 2009, and changes during the nine months ended September, 2010 and 2009 are presented below:

	Nine Months Ended September 30,
	2010		2009
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,198,888	$8.47	2,206,296	$8.48
Granted	—	—	—	—
Exercised	(9,648)	8.02	(4,176)	7.51
Forfeited	(8,340)	8.06	(3,200)	9.11

Outstanding at the end of the period	2,180,900	$8.47	2,198,920	$8.48

Exercisable at the end of the period	1,437,404	$8.13	1,015,860	$7.98

The following table summarizes all stock options outstanding under the 2005 and 2007 Option Plans as of September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in years)

$6.00 - $7.00	12,500	$6.72	9.2	—	$—
7.01 - 8.00	905,920	7.51	4.8	905,920	7.51
8.01 - 9.00	7,200	8.35	5.2	5,760	8.35
9.01 - 10.00	1,216,000	9.15	7.3	501,900	9.16
Over 10.00	39,280	10.18	6.1	23,824	10.18

Total	2,180,900	$8.47	6.2	1,437,404	$8.13

Intrinsic value	$4,514,000			$3,457,794

No options were granted during the first nine months of 2010 or 2009.
During the three and nine months ended September 30, 2010, approximately $143,000 and $578,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $13,000 and $55,000, respectively, was recognized during each of these periods with respect to the Option Plans. During the three and nine months ended September 30, 2009, approximately $220,000 and $665,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $23,000 and $68,000, respectively, was recognized during each of these periods with respect to the Option Plans. At September 30, 2010, approximately $1.3 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 1.2 years.

8.	COMMITMENTS AND CONTINGENCIES
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2010 and December 31, 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $116.5 million and $125.9 million, respectively, in the aggregate.
The Bank had approximately $4.2 million in outstanding mortgage loan commitments at September 30, 2010. All of the loans expected to be made pursuant to such commitments are expected to be funded within 90 days and will have fixed rates of interest ranging from 4.125% to 5.5%. These loans were not originated for sale. Also outstanding at September 30, 2010 were unused home equity lines of credit totaling approximately $31.0 million and unused commercial lines of credit totaling approximately $48.9 million. The unused portion of our construction loans in process at September 30, 2010 amounted to approximately $32.5 million.
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
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2010 and December 31, 2009, the Bank had letters of credit outstanding of approximately $48.5 million and $48.5 million, respectively, of which $47.7 million and $47.6 million, respectively, were standby letters of credit. At September 30, 2010 and December 31, 2009, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000 and $219,000, respectively, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2010 and December 31, 2009.
The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At September 30, 2010, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2010 and December 31, 2009, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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
Impaired Loans—A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. We obtained current appraisals of the collateral underlying all of our impaired loans for the periods presented. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at September 30, 2010 and December 31, 2009, are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, all of our impaired loans were classified as Level 3 assets at such dates.

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
FHLB Stock—Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. FHLB stock is evaluated for impairment based on the ultimate recoverability of the par value of the security. We have evaluated our FHLB stock for impairment, and we have determined that the stock was not impaired at September 30, 2010.
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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$91,033,164	$—	$91,033,164	$—
Corporate bonds and commercial paper	2,121,390	—	2,121,390	—
Municipal bonds	20,378,594	—	20,378,594	—
Equity securities:
Mutual funds	2,714,568	2,714,568	—	—

Total investment securities available for sale	116,247,716	2,714,568	113,533,148	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,159	$—	$2,159	$—
FNMA pass-through certificates	36,009,737	—	36,009,737	—
FHLMC pass-through certificates	33,743,909	—	33,743,909	—
Collateralized mortgage obligations	97,038,118	—	97,038,118	—

Total mortgage-backed securities available for sale	166,793,923	—	166,793,923	—

Total	$283,041,639	$2,714,568	$280,327,071	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$56,459,667	$—	$56,459,667	$—
Corporate bonds and commercial paper	3,121,440	—	3,121,440	—
Municipal bonds	22,055,175	—	22,055,175	—
Certificates of deposit	99,000	—	99,000	—
Equity securities:
Common stock	9	9	—	—
Mutual funds	2,581,980	2,581,980	—	—

Total investment securities available for sale	84,317,271	2,581,989	81,735,282	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,833	$—	$2,833	$—
FNMA pass-through certificates	48,079,095	—	48,079,095	—
FHLMC pass-through certificates	51,201,450	—	51,201,450	—
Collateralized mortgage obligations	39,345,214	—	39,345,214	—

Total mortgage-backed securities available for sale	138,628,592	—	138,628,592	—

Total	$222,945,863	$2,581,989	$220,363,874	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2010 and December 31, 2009:

	September 30, 2010
	Total	Level 1	Level 2	Level 3

Impaired loans:
Multi-family residential and commerical	$1,226,972	$—	$—	$1,226,972
Construction	5,071,200	—	—	5,071,200

Total impaired loans	6,298,172	—	—	6,298,172
Real estate owned	20,027,964	—	—	20,027,964

Total	$26,326,136	$—	$—	$26,326,136

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Impaired loans:
Multi-family residential and commerical	$3,646,396	$—	$—	$3,646,396
Construction	10,859,266	—	—	10,859,266

Total impaired loans	14,505,662	—	—	14,505,662
Real estate owned	22,818,856	—	—	22,818,856

Total	$37,324,518	$—	$—	$37,324,518

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

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$70,429	$70,429	$44,714	$44,714
Investment securities	136,633	137,842	104,704	105,105
Mortgage-backed securities	228,559	230,308	215,779	215,926
Loans receivable—net	714,823	732,689	764,560	769,058
FHLB stock	14,608	14,608	14,608	14,608
Accrued interest receivable	4,276	4,276	4,279	4,279

Liabilities:
Deposits	$902,362	$894,044	$850,200	$836,176
Advances from Federal Home Loan Bank	109,891	116,709	146,739	152,773
Other borrowed money	18,020	18,020	16,673	16,673
Accrued interest payable	4,022	4,022	1,807	1,807
Off balance sheet financial instruments	—	—	—	—
The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and December 31, 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2010 and December 31, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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
We recorded net income of $2.2 million for the quarter ended September 30, 2010, compared to a net loss of $7.0 million for the quarter ended September 30, 2009. Basic and diluted earnings per share were $0.12 and $0.11, respectively for the third quarter of 2010 compared to basic and diluted loss per share of $0.36 for the third quarter of 2009. Additionally, we reported net income of $5.7 million for the nine months ended September 30, 2010, compared to a net loss of $5.2 million for the nine months ended September 30, 2009. Basic and diluted earnings per share were $0.31 and $0.29, respectively, for the first nine months of 2010 compared to basic and diluted loss per share of $0.26 for the first nine months of 2009.
Net interest income was $8.5 million and $24.9 million for the three and nine months ended September 30, 2010, respectively, representing increases of 14.4% and 10.5% over the comparable 2009 periods, respectively. The increase in our net interest income for the 2010 periods over the 2009 periods occurred as lower interest expense more than offset a reduction in interest income. Our average interest rate spread increased to 2.76% and 2.72%, respectively, for the three-month and nine-month periods ended September 30, 2010 from 2.34% for both the three-month and nine-month periods ended September 30, 2009. The improvement in our average interest rate spread occurred as a decrease in the average yield earned on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased period-over-period to 2.98% and 2.95%, respectively, for the three-month and nine-month periods ended September 30, 2010 from 2.71% and 2.76%, respectively, for the three-month and nine-month periods ended September 30, 2009.

No provision for loan losses was recorded during the third quarter of 2010. Our provision for loan losses amounted to $563,000 for the nine months ended September 30, 2010. For the quarter and nine months ended September 30, 2009, our provision for loan losses amounted to $8.8 million and $12.3 million, respectively. Our non-accrual loans decreased $9.9 million or 45.2% during the third quarter of 2010 to $12.0 million at September 30, 2010 compared to $22.0 million at June 30, 2010 and $28.3 million at December 31, 2009. Our total non-performing assets, amounted to $32.2 million at September 30, 2010 compared to $35.3 million at June 30, 2010 and $57.4 million at December 31, 2009, representing a decrease of 43.8% during the first nine months of 2010.
Our total assets increased $19.9 million, or 1.6%, to $1.26 billion at September 30, 2010 compared to $1.24 billion at December 31, 2009. Our total deposits increased $52.2 million or 6.1% to $902.4 million at September 30, 2010 compared to $850.2 million at December 31, 2009, due primarily to growth in our core deposits. Our total stockholders’ equity decreased to $212.9 million at September 30, 2010 from $214.2 million at December 31, 2009.
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
We establish a general allowance on non-classified loans to recognize the inherent losses associated with lending activities, but which, unlike amounts which have been specifically identified with respect to particular classified and criticized loans, is not established on an individual loan-by-loan basis. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. An evaluation of each category is made to determine the need to further segregate the loans within each category by type. For our residential mortgage and consumer loan portfolios, we identify similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. These portfolios generally have high credit scores and strong loan-to-value ratios (typically below 80% at origination), and have not been significantly impacted by recent housing price depreciation. For our commercial real estate and construction loan portfolios, a further analysis is made in which we segregate the loans by type based on the purpose of the loan and the collateral properties securing the loan. Various risk factors are then considered for each type of loan, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience. In prior periods, we evaluated our loss experience using a time period of five years to capture a full cycle of trends over the lives of our loans. Due to the significant downturn in economic and business conditions in recent periods, however, as well as our changing loss experience during that time, we placed a higher reliance on our recent loss history than on our prior loss history in determining our expectation of future losses. More specifically, we considered our loss history beginning in 2009 as the primary factor in analyzing our historical losses. This analysis was first used during 2009, and resulted in a significant increase in the historical loss factor with respect to our construction loan portfolio at that time, compared to the historical loss figure for the five-year period. The loss factors utilized with respect to our other loan categories at that time in establishing our allowance for loan losses remained relatively consistent with our analyses used in prior periods. The analysis for the period ended September 30, 2010, which included the loss history for all of 2009 and the first nine months of 2010, resulted in loss factors comparable to those used at December 31, 2009.

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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2010 and December 31, 2009, while we did not have any assets that were measured at fair value on a recurring basis using Level 3 measurements, we did have assets that were measured at fair value on a nonrecurring basis using Level 3 measurements. See Note 9 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.
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
COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
The Company’s total assets increased $19.9 million, or 1.6%, to $1.26 billion at September 30, 2010 compared to $1.24 billion at December 31, 2009. The most significant increases were in our cash and cash equivalents and our investment and mortgage-backed securities, which grew by $25.7 million and $44.7 million, respectively, during the first nine months of 2010. The $31.9 million increase in our investment securities was due primarily to the purchase of $139.2 million of agency bonds that was largely offset by $105.1 million in calls and maturities of agency bonds. The increase in mortgage-backed securities was due primarily to the purchase of $69.9 million of collateralized mortgage obligations (“CMOs”) issued by the FNMA, the FHLMC, and the GNMA that was partially offset by maturities and repayments of certain of our mortgage-backed securities. These increase in cash and cash equivalents and the purchases of investment and mortgage-backed securities were largely funded by our deposit growth and our loan repayments. Our net loans receivable decreased $49.7 million or 6.5% to $714.8 million at September 30, 2010 from $764.6 million at December 31, 2009. Our gross construction loans decreased $56.0 million during the first nine months of 2010, however, this was partially offset by a $21.7 million decrease in the balance of our loans-in-process. Our one- to four-family residential loans also decreased significantly during the first nine months of 2010 to $403.5 million at September 30, 2010 from $432.0 million at December 31, 2009. Our multi-family residential and commercial real estate loans and our home equity lines of credit increased $4.8 million and $6.5 million, respectively, during the first nine months of 2010. Our real estate owned (“REO”) decreased to $20.0 million at September 30, 2010 from $22.8 million at December 31, 2009 as the settlement of five REO properties earlier in the year were largely offset by the addition of two properties during the third quarter of 2010 with an aggregate carrying value of $7.1 million at September 30, 2010.
Our total deposits increased $52.2 million or 6.1% to $902.4 million at September 30, 2010 compared to $850.2 million at December 31, 2009. The increase during the first nine months of 2010 was due primarily to growth in our core deposits. During the first nine months of 2010, our core deposits increased $50.1 million or 12.7% driven by an increase in our savings and money market accounts of $46.3 million, or 17.4%. During the first nine months of 2010, our checking accounts increased $3.8 million or 3.0% and our certificate accounts increased $2.0 million or 0.4%. Our advances from the Federal Home Loan Bank (the “FHLB”) decreased $36.8 million or 25.1% to $109.9 million at September 30, 2010 from $146.7 million at December 31, 2009, as we continued to repay existing balances. Our repayment of advances from the FHLB is described further in the next section, “Liquidity and Capital Resources”.

Our total stockholders’ equity decreased to $212.9 million at September 30, 2010 from $214.2 million at December 31, 2009. The decrease was due primarily to our purchases of treasury stock, partially offset by our net income for the period. During the first nine months of 2010 we repurchased approximately 860,000 shares of the Company’s common stock for an aggregate cost of approximately $7.4 million as part of our stock repurchase plans. We have continued to implement our stock repurchase programs based on determinations by management and the Board of Directors that the trading price of our stock, which has been below book value, provided an opportunity to utilize our current capital to repurchase shares in a manner intended to positively affect shareholder value. Our flexibility to undertake such a strategy has been the result of our strong overall capital position. The Bank’s regulatory capital levels continue to far exceed requirements for well capitalized institutions (see chart in next section, “Liquidity and Capital Resources”).
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2010, our cash and cash equivalents amounted to $70.4 million. In addition, at that date we had $6.0 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $283.0 million at September 30, 2010.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2010, we had certificates of deposit maturing within the next 12 months of $271.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. Our borrowings consist primarily of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the FHLB as collateral for such advances. As of September 30, 2010, we had $109.9 million in outstanding FHLB advances, and we had $391.9 million in additional FHLB advances available to us. During the first nine months of 2010, we continued to reduce our outstanding balance of advances from the FHLB. We determined to repay a portion of our FHLB advances due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.
Our total stockholders’ equity amounted to $212.9 million at September 30, 2010 compared to total stockholders’ equity of $214.2 million at December 31, 2009. We continue to maintain a strong capital base and, as indicated below, Abington Bank continues to exceed all regulatory capital requirements and is deemed “well capitalized”.

The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not currently subject to any regulatory capital requirements.

	Actual Ratios At
	September 30,	December 31,	Regulatory	To Be Well
	2010	2009	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	13.49%	13.14%	4.00%	5.00%
Tier 1 risk-based capital ratio	22.36	20.04	4.00	6.00
Total risk-based capital ratio	22.98	21.16	8.00	10.00
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
At September 30, 2010, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At September 30, 2010 and December 31, 2009, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At September 30, 2010 and December 31, 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $116.5 million and $125.9 million, respectively, in the aggregate.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2010 and December 31, 2009, the Bank had letters of credit outstanding of approximately $48.5 million and $48.5 million, respectively, of which $47.7 million and $47.6 million, respectively, were standby letters of credit. At September 30, 2010 and December 31, 2009, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000 and $219,000, respectively, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2010 or December 31, 200.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At September 30, 2010, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at September 30, 2010.

		Amount of Commitment Expiration — Per Period
			After One to	After Three
	Total Amounts	To	Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$48,518	$20,173	$28,189	$—	$156
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	4,205	4,205	—	—	—
Unused portion of home equity lines of credit	30,966	—	—	—	30,966
Unused portion of commercial lines of credit	48,911	48,911	—	—	—
Undisbursed portion of construction loans in process	32,457	18,293	14,164	—	—

Total commitments	$165,242	$91,582	$42,353	$—	$31,307

The following table summarizes our contractual cash obligations at September 30, 2010. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One to	After Three
		To	Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$458,818	$271,344	$69,920	$53,899	$63,655

FHLB advances	109,891	20,604	38,010	41,496	9,781
Repurchase agreements	18,020	18,020	—	—	—

Total debt	127,911	38,624	38,010	41,496	9,781

Operating lease obligations	4,233	873	1,510	890	960

Total contractual obligations	$590,962	$310,841	$109,440	$96,285	$74,396

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
General. We recorded net income of $2.2 million for the quarter ended September 30, 2010, compared to a net loss of $7.0 million for the quarter ended September 30, 2009. The Company’s basic and diluted earnings per share were $0.12 and $0.11, respectively for the third quarter of 2010 compared to basic and diluted loss per share of $0.36 for the third quarter of 2009. Net interest income was $8.5 million for the three months ended September 30, 2010, compared to $7.4 million for the three months ended September 30, 2009, an increase of 14.4%. The increase in our net interest income for the third quarter of 2010 compared to the third quarter of 2009 occurred as a decrease in our interest expense quarter-over-quarter exceeded the decrease in our interest income. Our average interest rate spread increased 42 basis points to 2.76% for the three months ended September 30, 2010 from 2.34% for the three months ended September 30, 2009. The improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest- bearing liabilities. Our net interest margin also increased quarter-over-quarter to 2.98% for the three months ended September 30, 2010 from 2.71% for the three months ended September 30, 2009.

Interest Income. Our total interest income for the three months ended September 30, 2010 decreased $47,000 or 0.4% over the comparable 2009 period to $13.0 million. The slight decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $44.1 million or 4.0% to $1.14 billion for the third quarter of 2010 from $1.09 billion for the third quarter of 2009. The increase was driven by increases in the average balances of our investment securities, mortgage-backed securities and other interest-earning assets of $54.6 million, $7.7 million and $26.8 million, respectively. These increases were partially offset by a $45.0 million decrease in the average balance of our loans receivable quarter-over-quarter. The average yield earned on our total interest-earning assets decreased 20 basis points to 4.57% for the third quarter of 2010 from 4.77% for the third quarter of 2009. The most significant declines in yield occurred on our investment and mortgage-backed securities, which experiences declines of 77 and 78 basis points, respectively, quarter-over-quarter. The decrease in the average yield earned on our interest-earning assets was primarily the result of the current interest rate environment.
Interest Expense. Our total interest expense for the three months ended September 30, 2010 decreased $1.1 million or 19.8% from the comparable 2009 period to $4.5 million. The decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities more than offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 62 basis points to 1.81% for the third quarter of 2010 from 2.43% for the third quarter of 2009. The average rate we paid on our total deposits decreased 53 basis points quarter-over-quarter, driven by a 55 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $97.9 million or 13.1% to $844.1 million for the third quarter of 2010 from $746.2 million for the third quarter of 2009 due primarily to growth in our core deposits. The average balance of our core deposits increased $94.2 million or 32.5% to $384.2 million for the third quarter of 2010 from $290.0 million for the third quarter of 2009. The average rate paid on our advances from the FHLB decreased 49 basis points for the third quarter of 2010 compared to the third quarter of 2009, resulting in a decrease to our interest expense on FHLB advances of $492,000 or 27.4% when combined with a decline of $29.0 million or 19.0% in the average balance of those advances quarter-over-quarter.

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

	Three Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$142,125	$909	2.56%	$87,501	$728	3.33%
Mortgage-backed securities	214,271	2,084	3.89	206,596	2,410	4.67
Loans receivable(2)	713,794	9,951	5.58	758,773	9,873	5.20
Other interest-earning assets	65,002	26	0.16	38,226	6	0.06

Total interest-earning assets	1,135,192	12,970	4.57	1,091,096	13,017	4.77

Cash and non-interest bearing balances	22,744			22,432
Other non-interest-earning assets	106,671			94,427

Total assets	$1,264,607			$1,207,955

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$298,913	612	0.82	$212,983	632	1.19
Checking accounts	85,267	10	0.05	76,994	12	0.06
Certificate accounts	459,896	2,557	2.22	456,240	3,157	2.77

Total deposits	844,076	3,179	1.51	746,217	3,801	2.04
FHLB advances	123,795	1,303	4.21	152,806	1,795	4.70
Other borrowings	24,451	20	0.33	26,961	20	0.30

Total interest-bearing liabilities	992,322	4,502	1.81	925,984	5,616	2.43

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	45,118			44,057
Real estate tax escrow accounts	2,721			2,843
Other liabilities	11,913			8,337

Total liabilities	1,052,074			981,221
Stockholders’ equity	212,533			226,734

Total liabilities and stockholders’ equity	$1,264,607			$1,207,955

Net interest-earning assets	$142,870			$165,112

Net interest income; average interest rate spread		$8,468	2.76%		$7,401	2.34%

Net interest margin(3)			2.98%			2.71%

(1)	Investment securities for the 2010 period include 125 tax-exempt municipal bonds with an aggregate average balance of $39.7 million and an average yield of 3.9%. Investment securities for the 2009 period include 135 tax-exempt municipal bonds with an aggregate average balance of $42.0 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. No provision for loan losses was recorded during the third quarter of 2010. Our provision for loan losses amounted to $8.8 million for the quarter ended September 30, 2009. Management determined that no provision was required during the third quarter of 2010 based on our evaluation of the overall adequacy of the allowance for loan losses in relation to the loan portfolio, and in consideration of a number of factors including a decrease in the outstanding balance of our loans receivable, the resolution or charge-off of certain large-balance, non-performing loans, and the recognition of a recovery to the allowance for loan losses during the second quarter of $1.2 million in the aggregate.
Our non-accrual loans decreased $9.9 million or 45.2% during the third quarter of 2010 to $12.0 million at September 30, 2010 compared to $22.0 million at June 30, 2010 and $28.3 million at December 31, 2009. The decrease was due primarily to the transfer of two construction loans with an aggregate outstanding balance of $9.8 million at June 30, 2010 to REO during the quarter. In conjunction with these transfers, an aggregate of approximately $2.5 million of the outstanding loan balances was charged-off through the allowance for loan losses. At June 30, 2010, approximately $2.0 million of our allowance for loan losses was allocated to these loans. Our total non-performing loans, defined as non-accruing loans and accruing loans 90 days or more past due, decreased to $12.2 million at September 30, 2010, from $22.1 million at June 30, 2010 and $34.6 million at December 31, 2009. Primarily as a result of the aforementioned transfers, our REO increased to $20.0 million at September 30, 2010 from $13.1 million at June 30, 2010 and $22.8 million at December 31, 2009. Our total non-performing assets, which consists of non-performing loans and REO, amounted to $32.2 million at September 30, 2010 compared to $35.3 million at June 30, 2010 and $57.4 million at December 31, 2009, representing a decrease of 43.8% during the first nine months of 2010. At September 30, 2010 and December 31, 2009, our non-performing loans amounted to 1.70% and 4.47%, respectively, of loans receivable, and our allowance for loan losses amounted to 38.34% and 26.28%, respectively, of non-performing loans. At September 30, 2010 and December 31, 2009, our non-performing assets amounted to 2.56% and 4.64% of total assets, respectively.
During the remainder of 2010, our oversight of the Company’s loan portfolio, particularly our construction loans, and resolution efforts with respect to non-performing assets will continue to be a central focus of our management team. While we have made significant strides in reducing our non-performing assets, no assurance can be given that additional provisions for loan losses or loan charge-offs may not be required in the coming quarters.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the date indicated.

	September 30, 2010	June 30, 2010	December 31, 2009
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family residential	$—	$—	$237
Multi-family residential and commercial real estate(1)	3,455	3,502	4,801
Construction	8,583	18,456	23,303
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total non-accruing loans	12,038	21,958	28,341

Accruing loans 90 days or more past due:
One- to four-family residential	60	63	110
Multi-family residential and commercial real estate	—	—	—
Construction	16	—	5,998
Commercial business	—	—	—
Home equity lines of credit	107	109	141
Consumer non-real estate	—	—	—

Total accruing loans 90 days or more past due	183	172	6,249

Total non-performing loans(2)	12,221	22,130	34,590

Real estate owned, net	20,028	13,142	22,819

Total non-performing assets	32,249	35,272	57,409

Performing troubled debt restructurings:
One- to four-family residential(3)	583	—	—
Multi-family residential and commercial real estate	—	—	—
Construction	—	—	—
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total performing troubled debt restructurings	$583	$—	$—

Total nonperforming assets and performing troubled debt restructurings	$32,832	$35,272	$57,409

Total non-performing loans as a percentage of loans	1.70%	2.98%	4.47%

Total non-performing loans as a percentage of total assets	0.97%	1.73%	2.79%

Total non-performing assets as a percentage of total assets	2.56%	2.78%	4.64%

(1)	Included in this category of non-accruing loans at September 30, 2010, June 30, 2010, and December 31, 2009 is one troubled debt restructuring with a balance of $1.4 million, $1.4 million and $2.5 million, respectively, which was classified as non-accrual at such dates.

(2)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(3)	Two performing troubled debt restructurings (“TDRs”) included in one- to four-family residential loans with an aggregate outstanding balance of $583,000 at June 30, 2010 were identified as a result of enhanced procedures, although no such balances were previously reported at such date.

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at September 30, 2010.

												Allowance
											Accruing	for Loan
			Type				Loan Classification				Loans 90	Losses
		Total		One- to							Days or	Allocated to
	No. of	Balance	Land	Four-	Multi-	Commercial			Special		More Past	Construction
Range	Loans	Outstanding	Only	Family	Family	Real Estate	Doubtful	Substandard	Mention	Non-Accrual(1)	Due	Loans
	(Dollars in Thousands)

Loans over $10.0 million	1	$19,259	$—	$—	$19,259	$—	$—	$—	$19,259	$—	$—	$—
Loans $5.0 million to $10.0 million	6	36,929	—	17,768	5,000	14,161	—	8,386	10,283	—	—	843
Loans $2.5 million to $5.0 million	7	26,594	3,445	11,025	—	12,124	—	3,445	3,332	—	—	624
Loans $1.0 million to $2.5 million	15	26,352	6,651	14,779	—	4,922	—	12,048	3,726	6,820	—	940
Loans under $1.0 million	15	6,070	1,155	3,367	1,548	—	—	2,218	2,058	1,763	16	218

Total construction loans	44	$115,204	$11,251	$46,939	$25,807	$31,207	$—	$26,097	$36,658	$8,583	$16	$2,625

(1)	All of the $8.6 million of non-accrual construction loans at September 30, 2010 are classified substandard.

Non-interest Income. Our total non-interest income increased to $611,000 for the third quarter of 2010 from a loss of $4.1 million for the third quarter of 2009. The increase was due primarily to a $4.9 million improvement in our net loss on REO for the third quarter of 2010 compared to the third quarter of 2009. The higher expense during the 2009 period related primarily to a charge taken to write-down the value of a 40-unit high rise residential condominium project in Center City, Philadelphia by $3.9 million. This property was sold during the second quarter of 2010. Additionally, our service charge income decreased $108,000 or 27.9% quarter-over-quarter, primarily due to a decrease in our overdraft fees.
Non-interest Expenses. Our total non-interest expenses for the third quarter of 2010 amounted to $6.2 million, representing an increase of $643,000 or 11.7% from the third quarter of 2009. The largest increases were in our salaries and employee benefits, professional services and deposit insurance premium expenses, which increased $198,000, $174,000 and $191,000, respectively, quarter-over-quarter. The increase in salaries and employee benefits expenses was due primarily to an increase in our employee profit sharing expense. We had no expense for employee profit sharing during the third quarter of 2009 as a result of our net loss for the quarter. This increase was partially offset by a decrease in our expense for our 2005 Stock Option Plan and 2005 Recognition and Retention Plan, for which the majority of awarded shares became fully vested in July 2010. The increase in professional services expenses was due primarily to legal fees incurred in relation to the resolution of certain non-performing loans and real estate owned. The increase in the deposit insurance premium was due to an increase in our regular quarterly premium as a result of a new fee structure implemented by the FDIC.
Income Tax Expense. We recorded an income tax expense of approximately $754,000 for the third quarter of 2010 compared to an income tax benefit of approximately $4.1 million for the third quarter of 2009. The fluctuation in our income tax expense was primarily a result of the change in our pre-tax income.
COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
General. We recorded net income of $5.7 million for the nine months ended September 30, 2010, compared to a net loss of $5.2 million for the nine months ended September 30, 2009. Basic and diluted earnings per share were $0.31 and $0.29, respectively, for the first nine months of 2010 compared to basic and diluted loss per share of $0.26 for the first nine months of 2009. Net interest income was $24.9 million for the nine months ended September 30, 2010, compared to $22.6 million for the nine months ended September 30, 2009, an increase of 10.5%. As was the case for the three months ended September 30, 2010, the increase in our net interest income for the first nine months of 2010 compared to the first nine months of 2009 occurred as a decrease in our interest expense period-over-period exceeded the decrease in our interest income. Our average interest rate spread increased 38 basis points to 2.72% for the nine months ended September 30, 2010 from 2.34% for the nine months ended September 30, 2009. As was the case for the three month period ended September 30, 2010, the improvement in our average interest rate spread occurred as a decrease in the average yield on our interest-earning assets was more than offset by a decrease in the average rate paid on our interest-bearing liabilities. Our net interest margin also increased period-over-period to 2.95% for the nine months ended September 30, 2010 from 2.76% for the nine months ended September 30, 2009.

Interest Income. Our total interest income for the nine months ended September 30, 2010 decreased $1.3 million or 3.3% over the comparable 2009 period to $39.0 million. As was the case for the three-month period, the decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $34.4 million or 3.1% to $1.13 billion for the first nine months of 2010 from $1.09 billion for the first nine months of 2009. The increase was driven by a $43.2 million increase in the average balance of our investment securities as well as a $26.3 million increase in the average balance of our other interest-earning assets. These increases were partially offset by decreases in the average balance of our loans receivable and mortgage-backed securities of $28.9 million and $6.2 million, respectively, period-over-period. The average yield earned on our total interest-earning assets decreased 31 basis points to 4.61% for the first nine months of 2010 from 4.92% for the first nine months of 2009. As was the case for the three-month period, the most significant declines in yield occurred on our investment and mortgage-backed securities, which experienced declines of 106 and 67 basis points, respectively, period-over-period. The decrease in the average yield earned on our interest-earning assets was primarily the result of the current interest rate environment.
Interest Expense. Our total interest expense for the nine months ended September 30, 2010 decreased $3.7 million or 20.9% from the comparable 2009 period to $14.0 million. As was the case for the three-month period, the decrease in our interest expense occurred as a decrease in the average rate paid on our total interest-bearing liabilities offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 69 basis points to 1.89% for the first nine months of 2010 from 2.58% for the first nine months of 2009. The average rate we paid on our total deposits decreased 70 basis points period-over-period, driven by a 78 basis point decrease in the average rate paid on our certificates of deposit. The average balance of our total deposits increased $130.2 million or 18.5% to $833.6 million for the first nine months of 2010 from $703.4 million for the first nine months of 2009 due primarily to growth in our core deposits. The average balance of our core deposits increased $114.4 million or 44.6% to $371.1 million for the first nine months of 2010 from $256.7 million for the first nine months of 2009. Although the average rate we paid on our advances from the FHLB increased 22 basis points for the first nine months of 2010 compared to the first nine months of 2009, this increase was more than offset by a decrease of $56.7 million or 29.9% in the average balance of those advances period-over-period. The average rate of our FHLB advances increased in the 2010 period, as we relied less on overnight advances than we did during the 2009 period. The average rate paid on overnight advances is substantially below the average rate paid on our other, longer-term advances from the FHLB.

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

	Nine Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$128,555	$2,603	2.70%	$85,376	$2,405	3.76%
Mortgage-backed securities	210,353	6,549	4.15	216,523	7,822	4.82
Loans receivable(2)	726,217	29,766	5.47	755,109	30,051	5.31
Other interest-earning assets	62,097	52	0.11	35,838	33	0.12

Total interest-earning assets	1,127,222	38,970	4.61	1,092,846	40,311	4.92

Cash and non-interest bearing balances	22,312			23,040
Other non-interest-earning assets	111,190			85,993

Total assets	$1,260,724			$1,201,879

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$288,015	1,965	0.91	$183,923	1,804	1.31
Checking accounts	83,128	29	0.05	72,805	25	0.05
Certificate accounts	462,489	7,707	2.22	446,681	10,061	3.00

Total deposits	833,632	9,701	1.55	703,409	11,890	2.25
FHLB advances	133,141	4,271	4.28	189,806	5,783	4.06
Other borrowings	23,209	54	0.31	23,684	56	0.32

Total interest-bearing liabilities	989,982	14,026	1.89	916,899	17,729	2.58

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	43,540			41,526
Real estate tax escrow accounts	3,449			3,635
Other liabilities	9,912			8,893

Total liabilities	1,046,883			970,953
Stockholders’ equity	213,841			230,926

Total liabilities and stockholders’ equity	$1,260,724			$1,201,879

Net interest-earning assets	$137,240			$175,947

Net interest income; average interest rate spread		$24,944	2.72%		$22,582	2.34%

Net interest margin(3)			2.95%			2.76%

(1)	Investment securities for the 2010 period include 133 tax-exempt municipal bonds with an aggregate average balance of $40.4 million and an average yield of 4.0%. Investment securities for the 2009 period include 135 tax-exempt municipal bonds with an aggregate average balance of $42.0 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. We recorded a provision for loan losses of $563,000 during the first nine months of 2010 compared to a provision of $12.3 million during the first nine months of 2009. The reduced provision during the 2010 period was primarily based on our evaluation of the overall adequacy of the allowance for loan losses in relation to the loan portfolio, and in consideration of a number of factors including a decrease in the outstanding balance of our loans receivable, the resolution or charge-off of certain large-balance, non-performing loans, and the recognition of a recovery to the allowance for loan losses during the second quarter of 2010, as previously described in the discussion of our results for the three months ended September 30, 2010.
Non-interest Income. Our total non-interest income increased to $1.8 million for the first nine months of 2010 from a loss of $2.0 million for the first nine months 2009. As was the case for the three-month period, the increase was due primarily to a $4.0 million improvement in loss on REO during the 2010 period from a loss of $5.0 million during the first nine months of 2009. Additionally, our service charge income decreased $272,000 or 23.1% to $904,000 for the first nine months of 2010, again, primarily due to a decrease in our overdraft fees.
Non-interest Expenses. Our total non-interest expenses for the first nine months of 2010 amounted to $18.5 million, representing an increase of $1.2 million or 6.7% from the first nine months of 2009. Our largest increases were in our salaries and employee benefits, occupancy, and professional services expenses, which increased $391,000, $335,000, and $495,000, respectively. The increase in occupancy expense was due in part to higher real estate taxes, as well as costs incurred for certain upgrades to our computer network. The increases in salaries and employee benefits and professional services expenses for the nine-month period were driven by the same factors that produced the increases for the three-month period.
Income Tax Expense. We recorded an income tax expense of approximately $1.9 million for the first nine months of 2010 compared to an income tax benefit of approximately $3.9 million for the first nine months of 2009. The fluctuation in our income tax expense was primarily a result of the change in our pre-tax income.
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
The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset/Liability Committee at Abington Bank, which is comprised of our President and Chief Executive Officer, three Senior Vice Presidents, one Vice President of Lending and our Controller, and which is responsible for reviewing our asset/liability policies and interest rate risk position. The Asset/Liability Committee meets on a regular basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a positive 0.22% at September 30, 2010, compared to a negative 1.30% at December 31, 2009.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 7% to 21%. The annual prepayment rate for mortgage-backed securities is assumed to range from 3% to 35%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 16%, 12.5% and 0%, respectively.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$273,128	$55,392	$151,012	$85,900	$142,038	$707,470
Mortgage-backed securities	43,348	32,919	81,776	45,745	18,980	222,768
Investment securities	7,253	1,430	70,320	51,910	3,592	134,505
Other interest-earning assets	60,361	—	—	—	—	60,361

Total interest-earning assets	384,090	89,741	303,108	183,555	164,610	1,125,104

Interest-bearing liabilities:
Savings and money market accounts	$73,209	$57,619	$81,738	$53,952	$45,271	$311,789
Checking accounts	—	—	—	—	87,758	87,758
Certificate accounts	184,351	89,859	67,057	53,899	63,652	458,818
FHLB advances	34,817	13,199	29,992	28,308	3,575	109,891
Other borrowed money	18,020	—	—	—	—	18,020

Total interest-bearing liabilities	310,397	160,677	178,787	136,159	200,256	986,276

Interest-earning assets less interest-bearing liabilities	$73,693	$(70,936)	$124,321	$47,396	$(35,646)	$138,828

Cumulative interest-rate sensitivity gap (3)	$73,693	$2,757	$127,078	$174,474	$138,828

Cumulative interest-rate gap as a percentage of total assets at September 30, 2010	5.86%	0.22%	10.10%	13.87%	11.04%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2010	123.74%	100.59%	119.55%	122.20%	114.08%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.

(b)	Not applicable.

(c)	Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased	per Share	or Programs	Programs(1)

July 1, – July 31, 2010	174,881	$8.95	162,380	286,223
August 1, – August 31, 2010	19,233	9.34	18,799	267,424
September 1, – September 30, 2010	1,600	10.00	1,600	265,824

Total	195,714	$8.99	182,779	265,824

(1)	On January 14, 2010, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,048,603 shares. This repurchase program is schedule to terminate as of January 14, 2011.
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

ABINGTON BANCORP, INC.
Date: November 9, 2010	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer