Form 10-K
period 2010-12-31
ABINGTON BANCORP, INC./PA
filed 2011-03-14
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010.
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the shares of common stock of the Registrant issued and outstanding on June 30, 2010, which excludes 3,291,945 shares held by all directors, officers and affiliates of the Registrant as a group, was approximately $148.8 million. This figure is based on the closing price of $8.72 per share of the Registrant’s common stock on June 30, 2010, the last business day of the Registrant’s second fiscal quarter.
The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of March 1, 2011 was 20,227,570.
DOCUMENTS INCORPORATED BY REFERENCE
Not applicable.

ABINGTON BANCORP, INC.

PART I

ITEM 1.	BUSINESS
General
Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries, ASB Investment Co. and certain limited purpose LLCs. As of December 31, 2010, the Company, on a consolidated basis, had total assets of $1.25 billion, total deposits of $900.1 million, and total stockholders’ equity of $211.9 million.
On January 26, 2011, the Company and Susquehanna Bancshares, Inc., (“Susquehanna”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Abington will merge with and into Susquehanna (the “Merger”). Promptly following consummation of the Merger, it is expected that Abington Bank will merge with and into Susquehanna Bank (the “Bank Merger”). Under the terms of the Merger Agreement, shareholders of Abington will receive 1.32 shares (the “Exchange Ratio”) of Susquehanna common stock for each share of common stock they own. Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by shareholders of both Abington and Susquehanna, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, effectiveness of the registration statement to be filed with the SEC to register shares of Susquehanna common stock to be offered to Abington shareholders, absence of a material adverse effect, receipt of tax opinions, and obtaining material permits and authorizations for the lawful consummation of the Merger. The proposed transaction is expected to be completed during the third quarter of 2011. For further information on this transaction see Note 18 in the Notes to the Consolidated Financial Statements included in Item 8 herein.
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
Lending Activities
General. At December 31, 2010, our net loan portfolio totaled $696.4 million or 55.8% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. We also originate home equity lines of credit, commercial business loans and consumer loans. In addition, we have been making construction loans to homebuilders and others for more than 30 years, and we originate commercial real estate and multi-family (over four units) residential mortgage loans. While we had increased our emphasis on originating construction and commercial real estate and multi-family residential mortgage loans in recent years, we reduced the amount of new construction loans originated during 2010. Given the increased risk involved in making construction loans and the relatively high amount of non-performing assets that we are continuing to manage, we have limited our originations of new construction loans.
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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Real estate loans:
One- to four-family residential	$393,435	53.79%	$432,004	52.13%	$452,923	55.00%	$424,141	57.28%	$375,744	57.55%
Commercial real estate and multi-family residential	141,091	19.29	135,483	16.35	102,089	12.40	77,138	10.42	92,428	14.16
Construction	138,558	18.94	203,642	24.58	219,542	26.66	168,711	22.79	134,976	20.67
Home equity lines of credit	41,213	5.63	36,274	4.38	27,119	3.30	33,091	4.47	33,953	5.20

Total real estate loans	714,297	97.65	807,403	97.44	801,673	97.36	703,081	94.96	637,101	97.58

Non-real estate loans:
Commercial business	16,327	2.23	18,877	2.28	18,967	2.30	29,374	3.97	11,416	1.75
Consumer non-real estate	870	0.12	2,358	0.28	2,811	0.34	7,914	1.07	4,400	0.67

Total non-real estate loans	17,197	2.35	21,235	2.56	21,778	2.64	37,288	5.04	15,816	2.42

Total loans	731,494	100.00%	828,638	100.00%	823,451	100.00%	740,369	100.00%	652,917	100.00%

Less:
Undisbursed portion of construction loans in process	30,065		54,199		54,798		55,799		45,338
Deferred loan fees, net	714		789		504		721		913
Allowance for loan losses	4,272		9,090		11,597		1,811		1,603

Net loans	$696,444		$764,560		$756,552		$682,038		$605,063

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of our loans as of December 31, 2010, before giving effect to net items, including the undisbursed portion of loans in process. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

		Commercial
	One- to	Real Estate and		Home Equity		Consumer
	Four-Family	Multi-Family		Lines of	Commercial	non-real
	Residential	Residential	Construction	Credit	Business	estate	Total
	(In Thousands)
Amounts due after December 31, 2010 in:
One year or less	$910	$48,507	$111,360	$32,261	$6,380	$432	$199,850
After one year through two years	1,150	297	17,365	—	1,455	51	20,318
After two years through three years	1,916	2,612	4,858	—	4,107	100	13,593
After three years through five years	5,578	11,711	4,975	—	900	96	23,260
After five years through ten years	40,396	17,417	—	8,952	2,230	191	69,186
After ten years through fifteen years	59,864	13,032	—	—	1,255	—	74,151
After fifteen years	283,621	47,515	—	—	—	—	331,136

Total	$393,435	$141,091	$138,558	$41,213	$16,327	$870	$731,494

The following table shows the amount of our loans at December 31, 2010, which are due after December 31, 2011, and indicates whether they have fixed-rates of interest or rates which are floating or adjustable.

		Floating or	Total at
	Fixed-Rate	Adjustable-Rate	December 31, 2010
	(In Thousands)

One- to four-family residential	$353,140	$39,385	$392,525
Commercial real estate and multi-family residential	80,543	12,041	92,584
Construction	2,387	24,811	27,198
Home equity lines of credit	—	8,952	8,952
Commercial business	9,323	624	9,947
Consumer non-real estate	146	292	438

Total	$445,539	$86,105	$531,644

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

Specified loan officers of Abington Bank have limited authority to approve automobile loans up to $10,000 and home equity loans and home equity lines of credit up to $200,000. Home equity loans and lines of credit may be approved jointly by two authorized Vice Presidents for amounts greater than $200,000 up to $250,000. Our loan policy generally requires that all other consumer loans up to $2.0 million must be approved by the Consumer Loan Committee (which is comprised of the Bank’s President, Senior Vice President — Lending and certain other officers). Commercial loans up to $500,000 may be approved jointly by the Commercial Loan Officer and the Head of Commercial Lending. Our loan policy generally requires that all other commercial loans up to $2.0 million must be approved by Commercial Loan Committee (comprised of the Bank’s President, Senior Vice President - Lending and certain other officers). All of such loans are reported to our board of directors on a monthly basis. Loans exceeding $2.0 million, including loans that cause the total balance of all loans to one borrower to exceed $2.0 million, must be approved by the full board of directors.
In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate and multi-family residential mortgage loans and construction loans, from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. We did not purchase any loan participation interests from other financial institutions during the year ended December 31, 2010. We purchased an aggregate of $14.5 million of loan participation interests from other financial institutions during the year ended December 31, 2009.
On occasion, we have sold residential mortgage loans into the market, but we did not sell any residential mortgage loans during 2010, 2009 or 2008. Depending on market conditions, we may consider such sales in the future. In addition, we have sold participation interests in loans originated by us to other institutions. When we have sold participation interests or whole loans, it generally has been done on the basis of very limited recourse. As of December 31, 2010, our total exposure to recourse arrangements with respect to our sales of whole loans and participation interests in loans was $185,000. We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limit, although we have also sold participation interests to mitigate our risk in certain situations. The Bank’s loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus, or $26.4 million at December 31, 2010. During the years ended December 31, 2010 and 2009, we sold $1.6 million and $7.5 million, respectively, in loan participation interests to other institutions.

The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Loan originations:
One- to four-family residential	$45,550	$75,539	$81,055
Commercial real estate and multi-family residential	4,081	42,712	7,102
Construction	482	29,550	67,792
Home equity lines of credit	17,652	21,200	11,068
Commercial business	7,964	6,640	36,536
Consumer non-real estate	546	304	263

Total loan originations	76,275	175,945	203,816
Loans purchased:
Whole loans	—	—	—
Participation interests	—	14,467	50,387

Total loans purchased	—	14,467	50,387

Loans sold:
Whole loans	—	—	—
Participation interests	(1,625)	(7,500)	(10,725)

Total loans sold	(1,625)	(7,500)	(10,725)
Loan principal repayments	(161,153)	(152,141)	(159,237)

Total loans sold and principal repayments	(162,778)	(159,641)	(169,962)
Increase (decrease) due to other items, net (1)	18,387	(22,763)	(9,727)

Net (decrease) increase in loan portfolio	$(68,116)	$8,008	$74,514

(1)	Other items consist of loans in process, deferred fees, the allowance for loan losses and the transfer of loans to real estate owned.
One- to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2010, $393.4 million or 53.8% of our total loan portfolio consisted of single-family residential mortgage loans.
Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. We utilize proprietary software developed by Freddie Mac in processing and underwriting our single-family residential mortgage loans. Applications for one- to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to the Residential Lending Department at our main office and our Loan Processing Center in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for our portfolio a substantial portion of the single-family residential mortgage loans that we originate. We service all loans that we have originated through our in-house loan servicing department. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15, 20, 30 or 40 years. We also currently offer adjustable rate mortgage (“ARM”) loans. At December 31, 2010, $6.8 million, or 1.7%, of our one- to four-family residential loan portfolio consisted of ARM loans.
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

Our single-family residential mortgage loans also include home equity loans, which amounted to $22.9 million at December 31, 2010. We offer fixed-rate home equity loans in amounts up to $250,000. Our home equity loans are fully amortizing and have terms to maturity of up to 20 years. While home equity loans also are secured by the borrower’s residence, we generally obtain a second mortgage position on these loans. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 80% or less, unless we are extending a home equity loan in conjunction with a purchase of a residence, in which case the combined loan-to-value cannot exceed 90%. The preponderance of our home equity loans have combined loan-to-value ratios of 80% or less. Our single-family residential mortgage loans also include some loans to local businessmen for a commercial purpose, but which are secured by liens on the borrower’s residence as well as fixed-rate consumer loans which are secured by liens on the borrower’s residence.
Commercial Real Estate and Multi-Family Residential Real Estate Loans. At December 31, 2010, our commercial real estate and multi-family residential loans amounted to $141.1 million or 19.3% of our total loan portfolio. In addition to commercial real estate loans, we offer lines of credit for commercial uses. In most cases, our commercial lines of credit are secured by commercial real estate. At December 31, 2010, the unused portion of our commercial lines of credit was $51.8 million.
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
Commercial real estate and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. In addition, many of our commercial real estate loans are not fully amortizing and require significant balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the balloon payment. Our loan portfolio at December 31, 2010 included three non-performing commercial real estate loans, with an aggregate balance of $2.1 million at such date. Of the three loans, one loan, with an outstanding principal balance of $1.3 million at December 31, 2010, was on non-accrual status at such date, and the other two loans were more than 90 days past due but still accruing interest at such date. No significant portion of our allowance for loan losses was allocated to these loans at December 31, 2010. An aggregate of $1.3 million of commercial real estate and multi-family residential real estate loans were charged-off in 2010. Our loan portfolio at December 31, 2009 included three non-performing commercial real estate loans, with an aggregate balance of $4.8 million at such date. The $4.8 million balance primarily relates to two commercial real estate loans to two separate borrowers with an aggregate outstanding balance of $4.5 million at December 31, 2009, that were placed on non-accrual status during 2009. At December 31, 2009, $1.1 million of our allowance for loan losses was allocated to these two loans. An aggregate of $178,000 of commercial real estate and multi-family residential real estate loans were charged-off in 2009. For additional information, see “Asset Quality — Non-Performing Loans and Real Estate Owned.”

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
Construction Lending. We have been an active originator of construction loans since the mid-1990s. Although we had increased our construction lending activities substantially since that time, our construction loan activity slowed significantly in 2010 and 2009 as a result of, among other factors, the current economic environment. Our total construction loans decreased by $65.1 million, or 32.0%, at December 31, 2010 compared to December 31, 2009 after having decreased by $15.9 million, or 7.2%, at December 31, 2009 compared to December 31, 2008. While we will continue to originate construction loans, we expect that lending opportunities may be limited as a result of increased caution on the part of management in our originations of new construction loans in light of the economy and the increased level of delinquent and non-performing loans in our construction loan portfolio. As a result, it is likely that the overall balance of our construction loans will continue to decline in 2011. In prior years, we had targeted construction loans as a growth area for the Bank because they have shorter terms to maturity and generally have floating or adjustable interest rates. Until recently, we had typically focused our construction lending on making loans to homebuilders in the Delaware Valley area to acquire, develop and build single-family residences. In recent years, however, our construction lending had grown to also include more loans for the construction and development of commercial and industrial use properties such as office buildings, retail shops and warehouses. Many of our larger construction loans are for these types of projects. At December 31, 2010, our construction loans amounted to $138.6 million, or 18.9% of our total loan portfolio. This amount included $30.1 million of undisbursed loans in process.
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
At December 31, 2010, we had $5.7 million of non-performing construction loans (which include land acquisition and development loans). While a portion of our non-performing construction loans showed improvement during 2010, we charged-off approximately $5.7 million of construction loans during the year, while transferring an additional $8.7 million to real estate owned (“REO”). The balance of non-performing construction loans at December 31, 2010 consisted primarily of six loans with an aggregate outstanding balance of $5.7 million, net of $4.0 million in aggregate charge-offs that had been taken over the lives of the loans. All of these loans were on non-accrual status at December 31, 2010, and approximately $306,000 of our allowance for loan losses was allocated to these loans at such date. At December 31, 2009, we had $29.3 million of non-performing construction loans, net of $9.6 million of charge-offs on those loans during 2009. Of these loans, $26.0 million became non-performing during 2009. Among the additions to our balance of non-performing construction loans during 2009 were the Company’s participation interests in three shared national credit loans, with an aggregate outstanding balance of $9.0 million at December 31, 2009, net of $7.6 million in charge-offs. No additional valuation allowance was recorded for these loans at December 31, 2009. Two of these shared national credit loans were settled during 2010 resulting in a recovery of $1.2 million, although additional charge-offs of $268,000 were taken on the third shared national credit loan during 2010. Also among the additions to our non-performing loan balance during 2009 were four construction loans to two borrowers, with an aggregate outstanding balance of $10.7 million at December 31, 2009, net of $1.8 million in charge-offs. At December 31, 2009, $2.4 million of our allowance for loan losses was allocated to these loans. During 2009, seven construction loans, with an aggregate outstanding balance of $24.7 million, net of $7.8 million of charge-offs, were transferred to REO. As of December 31, 2010, 5.2% of our $108.5 million of total outstanding construction loans were non-performing, and at such date, $2.7 million, or 64.1%, of our allowance for loan losses was allocated to construction loans. As of December 31, 2009, 19.6% of our $149.4 million of total outstanding construction loans were non-performing, and at such date, $6.7 million, or 73.3%, of our allowance for loan losses was allocated to construction loans. For additional information, see “Asset Quality — Non-Performing Loans and Real Estate Owned.”

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at December 31, 2010. For additional information, see “Asset Quality — Non-Performing Loans and Real Estate Owned.”

												Allowance
											Accruing	for Loan
			Type				Loan Classification				Loans 90	Losses
		Total		One- to							Days or	Allocated to
	No. of	Balance	Land	Four-	Multi-				Special		More Past	Construction
Range	Loans	Outstanding	Only	Family	Family	Commercial	Doubtful	Substandard	Mention	Non-Accrual(1)	Due	Loans
	(Dollars in Thousands)

Loans over $10.0 million	1	$19,703	$—	$—	$19,703	$—	$—	$—	$19,703	$—	$—	$—
Loans $5.0 million to $10.0 million	4	27,496	—	13,057	—	14,439	—	8,664	5,433	—	—	865
Loans $2.5 million to $5.0 million	10	36,094	3,446	15,550	4,975	12,123	—	3,445	9,232	—	—	770
Loans $1.0 million to $2.5 million	13	20,959	4,466	11,611	—	4,882	—	11,351	1,255	4,344	—	865
Loans under $1.0 million	12	4,241	1,155	1,967	1,119	—	—	1,773	910	1,320	14	240

Total construction loans	40	$108,493	$9,067	$42,185	$25,797	$31,444	$—	$25,233	$36,533	$5,664	$14	$2,740

(1)	All of the $5.7 million of non-accrual construction loans at December 31, 2010 were classified substandard at such date.

Home Equity Lines. At December 31, 2010, the outstanding balance of our home equity lines of credit amounted to $41.2 million or 5.6% of our net loan portfolio. The unused portion of home equity lines was $30.2 million at such date. We generally offer home equity lines in amounts up to $300,000 on a revolving line of credit basis with interest tied to the prime rate. It is our policy to have a first or second mortgage on the borrower’s residence as collateral on its home equity lines, although we may make exceptions to this policy. Generally, our home equity lines have loan-to-value ratios (combined with any loan secured by a first mortgage) of 80% or less. Our customers may apply for home equity lines as well as home equity loans at any banking office or on-line through our website.
Commercial Business Loans. Our commercial business loans amounted to $16.3 million or 2.2% of the total loan portfolio at December 31, 2010. Our commercial business loans typically are to small to mid-sized businesses in our market area and may be for working capital, inventory financing or accounts receivable financing. Small business loans may have adjustable or fixed rates of interest and generally have terms of three years or less but may go up to 10 years. Our commercial business loans generally are secured by equipment, machinery or other corporate assets. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial business loans.
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
Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans such as loans secured by deposit accounts, automobile loans and unsecured personal loans. These loans are originated primarily through existing and walk-in customers and direct advertising. At December 31, 2010, $870,000, or 0.1% of the total loan portfolio consisted of these types of loans.
Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2010, 2009 and 2008 we charged-off $29,000, $71,000 and $64,000 of consumer loans, respectively, of which $26,000, $60,000 and $62,000, respectively, were charge-offs of overdrawn deposit balances, which are classified as loans for reporting purposes.
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

Asset Quality
General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. We believe that the majority of the loans in our portfolio remain high quality loans. During 2010, the balance of our non-performing assets showed substantial improvement after increasing significantly during 2009 and 2008. The asset quality of our loan portfolio, particularly our construction loan portfolio, has been, and continues to be, adversely affected by, among other factors, the economic recession in the Company’s market area. As a result, review of the Company’s loan portfolio, particularly our construction loans, and resolution efforts with respect to non-performing assets continued to be a central focus of our management team in 2010. To this end, we are actively managing our non-performing loans and REO.
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
A loan is classified as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest. Loans classified as TDRs are designated as impaired.
We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that we will not collect all the amounts due under the contractual terms of the loan. Impairment is measured on a loan by loan basis for all construction loans and most commercial real estate loans, including all such loans that are classified or criticized. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring and certain classified or criticized loans. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. At December 31, 2010 and 2009, the Company had $16.0 million and $28.3 million of loans, respectively, that were determined to be impaired. Our balance of impaired loans at December 31, 2010 consisted of 12 loans including four multi-family residential and commercial real estate loans with an aggregate outstanding balance of $9.8 million at such date and six construction loans (which include land acquisition and development loans) with an aggregate outstanding balance of $5.7 million at such date. Our impaired loans at December 31, 2010 also included two one-to four family residential real estate loans with an aggregate outstanding balance of 583,000 at such date. At December 31, 2010, three of our impaired multi-family residential and commercial real estate loans with an aggregate outstanding balance of $8.4 million at such date as well as both impaired one-to four family residential real estate loans were continuing to accrue interest. The remaining impaired loans were on non-accrual status at December 31, 2010. At December 31, 2010, $306,000 of our allowance for loan losses was allocated to these loans as significant portions of the original balances for certain impaired loans have already been charged-off.
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

	At December 31,
	2010	2009	2008
	(In Thousands)
Substandard assets	$46,969	$49,762	$22,272
Doubtful assets	—	8,653	23,569
Loss assets	—	—	—

Total	$46,969	$58,415	$45,841

Of the $47.0 million of total classified loans at December 31, 2010, $9.0 million were also considered non-performing loans. See “— Non-Performing Loans and Real Estate Owned.”

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

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2010				December 31, 2009				December 31, 2008
	30-89		90 or More Days		30-89		90 or More Days		30-89		90 or More Days
	Days Overdue		Overdue		Days Overdue		Overdue		Days Overdue		Overdue
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance	of Loans	Balance
	(Dollars in Thousands)

One- to four-family residential	18	$2,983	6	$1,211	23	$3,623	4	$347	12	$1,431	4	$311
Commercial real estate and multi-family residential	5	986	2		725	4	3,394	1	261	4	2,691	6 2,597
Construction	1	2,230	7	5,678	2	1,278	10	21,796	2	6,634	5	20,594
Home equity lines of credit	4	44	3	76	2	75	4	141	3	74	—	—
Commercial business	—	—	—	—	1	2,260	—	—	—	—	—	—
Consumer non-real estate	—	—	—	—	—	—	—	—	2	2	—	—

Total delinquent loans	28	$6,243	18	$7,690	32	$10,630	19	$22,545	23	$10,832	15	$23,502

Delinquent loans to total net loans		0.90%		1.10%		1.39%		2.95%		1.43%		3.11%

Delinquent loans to total loans		0.85%		1.05%		1.28%		2.72%		1.32%		2.85%

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
Our non-accrual loans decreased $21.3 million or 75.3% during 2010 to $7.0 million at December 31, 2010 compared to $28.3 million at December 31, 2009. The decrease was attributable to the resolution of certain of our non-accrual loans, including the settlement of our participation interests in two shared national credit loans with an aggregate outstanding balance of $7.2 million at December 31, 2009. Additionally, three other loans that were classified as non-accrual at December 31, 2009, were transferred to real estate owned (“REO”) during 2010. The three loans included two construction loans, with an aggregate outstanding balance of $8.6 million at December 31, 2009 and one commercial real estate loan with an outstanding balance of $2.1 million at December 31, 2009. The remainder of the decrease was due primarily to the charge-off of certain loan balances during 2010. Our total non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, decreased $25.6 million or 73.9% to $9.0 million at December 31, 2010 from $34.6 million at December 31, 2009. The decrease was primarily attributable to the resolution of certain of our non-accrual loans, as discussed previously. Despite the aforementioned transfers of property to REO, the balance of our REO increased only $769,000 to $23.6 million at December 31, 2010 from $22.8 million at December 31, 2009, as these transfers were substantially offset by the sale of six REO properties during the year. Among the REO properties sold was a 40-unit high rise condominium project in Center City, Philadelphia, with a carrying value of $8.4 million at December 31, 2009. At December 31, 2010 and 2009, our non-performing loans amounted to 1.29% and 4.47%, respectively, of loans receivable, and our allowance for loan losses amounted to 47.27% and 26.28%, respectively, of non-performing loans. At December 31, 2010 and 2009, our non-performing assets amounted to 2.62% and 4.64% of total assets, respectively.
For the years ended December 31, 2010, 2009 and 2008, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $783,000, $489,000 and $561,000, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) and our performing troubled debt restructurings at the dates indicated.

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$—	$237	$—	$—	$—
Commercial real estate and multi-family residential(1)	1,348	4,801	2,597	1,277	1,270
Construction	5,664	23,303	20,594	168	1,077
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer non-real estate	—	—	—	—	—

Total non-accruing loans	7,012	28,341	23,191	1,445	2,347

Accruing loans 90 days or more past due:
One- to four-family residential	1,211	110	311	105	210
Multi-family residential and commercial real estate	725	—	—	—	—
Construction	14	5,998	—	—	—
Home equity lines of credit	—	141	—	—	—
Commercial business	76	—	—	—	—
Consumer non-real estate	—	—	—	—	—

Total accruing loans 90 days or more past due	2,026	6,249	311	105	210

Total non-performing loans(2)	9,038	34,590	23,502	1,550	2,557

Real estate owned, net	23,588	22,819	1,740	1,558	—

Total non-performing assets	32,626	57,409	25,242	3,108	2,557

Performing troubled debt restructurings:
One- to four-family residential	583	—	—	—	—
Multi-family residential and commercial real estate	8,417	—	—	—	—
Construction	—	—	—	—	—
Home equity lines of credit	—	—	—	—	—
Commercial business	—	—	—	—	—
Consumer non-real estate	—	—	—	—	—

Total performing troubled debt restructurings	9,000	—	—	—	—

Total non-performing assets and performing troubled debt restructurings	$41,626	$57,409	$25,242	$3,108	$2,557

Total non-performing loans as a percentage of loans	1.29%	4.47%	3.06%	0.23%	0.42%

Total non-performing loans as a percentage of total assets	0.72%	2.79%	1.98%	0.14%	0.28%

Total non-performing assets as a percentage of total assets	2.62%	4.64%	2.12%	0.29%	0.28%

(1)	Included in this category of non-accruing loans at December 31, 2010 and 2009 was one troubled debt restructuring with a balance of $1.3 million and $2.5 million, respectively. See Note 6 in the Notes to the Consolidate Financial Statements included in Item 8 herein.

(2)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
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

The balance of our real estate owned consists of the following types of properties as of the dates indicated:

	December 31, 2010		December 31, 2009		December 31, 2008
	No. of	Carrying	No. of	Carrying	No. of	Carrying
Type of Property	Properties	Value	Properties	Value	Properties	Value
	(In Thousands)
Land	5	$13,216	4	$9,982	1	$182
One- to four-family residential	—	—	4	1,240	3	1,558
Multi-family residential	—	—	1	8,405	—	—
Commercial real estate	3	10,372	1	3,192	—	—

Total real estate owned	8	$23,588	10	$22,819	4	$1,740

Of the eight properties in REO at December 31, 2010, seven properties with an aggregate carrying value of $21.6 million at such date, were acquired upon the foreclosure or acceptance of a deed-in-lieu of foreclosure on loans within our construction loan portfolio.
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
During 2010, we charged-off an aggregate of $7.1 million of our outstanding loans, including $5.7 million of construction loans. During 2009, we charged-off an aggregate of $21.4 million of our outstanding loans, including $21.1 million of construction loans. Our charge-offs net of recoveries were $5.8 million and $21.2 million, respectively, for 2010 and 2009. As of December 31, 2010, our allowance for loan losses amounted to $4.3 million, or 0.61% of total loans receivable, compared to $9.1 million, or 1.17% of total loans receivable, at December 31, 2009. At December 31, 2010 and December 31, 2009, our allowance for loan losses amounted to 47.27% and 26.28% of non-performing loans, respectively. The fluctuations in these ratios year-over-year is due primarily to the aforementioned net charge-offs.
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

The following table shows changes in our allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
	2010	2009	2008		2007	2006
	(Dollars in Thousands)

Total loans outstanding at end of period	$700,715	$773,650	$768,149		$683,849	$606,666
Average loans outstanding	719,172	755,279	703,496		646,467	570,850

Allowance for loan losses, beginning of period	$9,090	$11,597	$1,811		$1,603	$1,455
Provision for loan losses	977	18,737	9,760		457	186

Charge-offs:
One- to four-family residential	—	—	—		—	—
Commercial real estate and multi-family residential	1,314	178	—		50	—
Construction	5,733	21,146	—		147	—
Home equity lines of credit	—	—	—		—	—
Commercial business	—	—	—		—	—
Consumer non-real estate	29	71	64		79	56

Total charge-offs	7,076	21,395	64		276	56

Recoveries on loans previously charged-off	1,281	151	90		27	18

Allowance for loan losses, end of period	$4,272	$9,090	$11,597		$1,811	$1,603

Allowance for loan losses as a percent of non-performing loans	47.27%	26.28%	49.35%		116.84%	62.69%

Ratio of net charge-offs during the period to average loans outstanding during the period	0.81%	2.81%	n/m	*	0.04%	0.01%

*	Not meaningful

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2010		2009		2008		2007		2006
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(Dollars in Thousands)
One- to four-family residential	$528	53.79%	$433	52.13%	$455	55.00%	$425	57.28%	$378	57.55%
Commercial real estate and multi-family residential	841	19.29	1,809	16.35	969	12.40	379	10.42	507	14.16
Construction	2,740	18.94	6,664	24.58	9,882	26.66	564	22.79	486	20.67
Home equity lines of credit	82	5.63	74	4.38	54	3.30	66	4.47	68	5.20
Commercial business	75	2.23	95	2.28	205	2.30	294	3.97	114	1.75
Consumer non-real estate	6	0.12	15	0.28	32	0.34	83	1.07	48	0.67
Unallocated	—	—	—	—	—	—	—	—	2	—

Total	$4,272	100.00%	$9,090	100.00%	$11,597	100.00%	$1,811	100.00%	$1,603	100.00%

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
At December 31, 2010, our investment and mortgage-backed securities amounted to $370.3 million in the aggregate or 29.7% of total assets at such date. The largest component of our securities portfolio in recent periods has been mortgage-backed securities, which had a carrying value of $225.0 million or 60.8% of the securities portfolio at December 31, 2010. In addition, we invest in U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. The majority of our agency debt securities have call provisions which provide the agency with the ability to call the securities at specified dates.
Pursuant to Accounting Standards Codification Topic 320, Investments — Debt and Equity Securities (“ASC 320”), our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the amortized cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At December 31, 2010, we had $293.1 million of securities classified as available for sale, $77.3 million of securities classified as held to maturity and no securities classified as trading account.
Also pursuant to ASC 320, securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Company recognized impairment charges aggregating approximately $869,000 to write-down the book value of an investment in a mortgage-backed security based mutual fund (described further below) to its fair value of $2.5 million at December 31, 2008.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.
Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. Our mortgage-backed securities also include collateralized mortgage obligations (“CMOs”) issued by such agencies and certain AAA rated private issuers. During 2010 and 2009, we increased our investment in CMOs based on the returns available on these securities relative to other securities in the current interest rate environment. At December 31, 2010, $120.9 million of our mortgage-backed securities were CMOs, of which $114.3 million were issued by FNMA, FNMA or FHLMC. At December 31, 2010, $218.4 million or 97.1% of our total mortgage-backed securities were issued by the GNMA, FNMA or FHLMC. The remaining $6.6 million of our mortgage-backed securities, all of which were CMOs, were issued by certain AAA-rated private issuers.
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
No impairment charges were recognized on investment securities during the years ended December 31, 2010 or 2009. Our investments in other securities include investments in a certain mortgage-backed securities based mutual fund. This fund, the AMF Ultra Short Mortgage Fund, was determined to be impaired during 2008. The determination of impairment for the fund in 2008 was made, in part, based on credit rating downgrades in certain of the private label mortgage-backed securities held by the fund, as well as an analysis of the overall status of the fund. As a result of this determination, impairment charges aggregating approximately $869,000 were recognized during the year ended December 31, 2008. As of December 31, 2010, our investment in the fund is in an unrealized gain position based on our new cost basis. We intend to continue to hold this fund.
FHLB stock is a restricted investment security, carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each period. No impairment charges were recognized on FHLB stock during the years ended December 31, 2010, 2009 or 2008. The purchase of FHLB stock provides banks with the right to be a member of the FHLB and to receive the products and services that the FHLB provides to member banking institutions. Unlike other types of stock, FHLB stock is acquired primarily for the right to receive advances from the FHLB, rather than for the purpose of maximizing dividends or stock growth. FHLB stock is an activity based stock that is directly proportional to the volume of advances taken by a member institution. During the fourth quarter of 2008, the FHLB of Pittsburgh announced a decision to suspend the dividend on, and restrict the redemption of, FHLB stock. Although during 2010 the FHLB allowed a limited number of shares of stock to be redeemed, the FHLB’s suspension of dividends and restrictions on redemptions is continuing. As a result, we must continue to hold these securities, although we are not currently receiving a return for this investment.
The following table sets forth certain information relating to our investment and mortgage-backed securities portfolios and our investment in FHLB stock at the dates indicated.

	December 31,
	2010		2009		2008
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In Thousands)
Mortgage-backed securities	$221,505	$226,511	$211,067	$215,926	$231,694	$233,331
U.S. government and agency obligations	99,365	99,313	55,864	56,460	41,962	43,122
Corporate bonds	3,535	3,558	3,123	3,121	1,979	1,882
Municipal obligations	39,065	40,127	41,625	42,842	41,463	42,143
Investment certificates of deposit	—	—	99	99	288	288
Mutual funds	2,664	2,712	2,580	2,582	2,479	2,479
FHLB stock	13,877	13,877	14,608	14,608	14,608	14,608

Total investment and mortgage-backed securities and FHLB stock	$380,011	$386,098	$328,966	$335,638	$334,473	$337,853

The following table sets forth the amount of investment and mortgage-backed securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2010. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	Amounts at December 31, 2010 Which Mature In
			Over One
		Weighted	Year	Weighted	Over Five	Weighted	Over	Weighted
	One Year	Average	Through	Average	Through	Average	Ten	Average
	or Less	Yield	Five Years	Yield	Ten Years	Yield	Years	Yield
	(Dollars in Thousands)
Bonds and other debt securities:
U.S. government and agency obligations	$—	—%	$99,365	1.86%	$—	—%	$—	—%
Corporate bonds	997	0.39	2,538	3.56	—	—	—	—
Municipal obligations	2,373	3.34	10,653	3.65	21,954	4.02	4,085	4.12
Mortgage-backed securities	1,619	4.75	10,745	1.83	63,577	3.02	145,564	3.87

Total	$4,989	3.21%	$123,301	2.05%	$85,531	3.28%	$149,649	3.88%

Sources of Funds
General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.
Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At December 31, 2010, 52.0% of the funds deposited with Abington Bank were in core deposits, which are deposits other than certificates of deposit.
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
Typically, we do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs.” At December 31, 2010 and 2009, none of our deposits were brokered deposits, although in prior years, we had previously obtained a limited amount of jumbo CDs through the use of a broker. Our jumbo CDs amounted to $220.5 million and $246.0 million, respectively, at December 31, 2010 and 2009, of which $127.9 million and $186.9 million, respectively, were scheduled to mature within 12 months of such dates. At December 31, 2010, the weighted average remaining maturity of our certificate of deposit accounts was approximately 27.2 months.

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in Thousands)
Certificate accounts:
0.00% - 1.99%	$224,984	25.00%	$254,067	29.88%	$66,315	9.97%
2.00% - 2.99%	53,188	5.91	59,465	6.99	12,178	1.83
3.00% - 3.99%	63,456	7.05	50,585	5.95	253,162	38.07
4.00% - 4.99%	84,945	9.44	82,835	9.74	68,025	10.23
5.00% - 5.99%	5,360	0.59	9,741	1.15	11,567	1.74
6.00% - 6.99%	77	0.01	81	0.01	77	0.01
7.00% or more	6	—	—	—	—	—

Total certificate accounts	432,016	48.00	456,774	53.72	411,324	61.86

Transaction accounts:
Savings and money market	326,060	36.23	265,488	31.23	148,089	22.27
Checking:
Interest bearing	92,175	10.24	82,792	9.74	68,343	10.28
Non-interest bearing	49,808	5.53	45,146	5.31	37,194	5.59

Total transaction accounts	468,043	52.00	393,426	46.28	253,626	38.14

Total deposits	$900,059	100.00%	$850,200	100.00%	$664,950	100.00%

The following table shows the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2010			2009			2008
	Average	Interest	Average Rate	Average	Interest	Average Rate	Average	Interest	Average Rate
	Balance	Expense	Paid	Balance	Expense	Paid	Balance	Expense	Paid
	(Dollars in Thousands)
Savings and money market	$295,800	$2,495	0.84%	$200,576	$2,547	1.27%	$119,082	$1,913	1.61%
Checking	83,975	36	0.04	73,708	38	0.05	63,310	20	0.03
Certificates of deposit	457,412	10,143	2.22	449,508	12,855	2.86	414,086	15,092	3.64

Total interest-bearing deposits	837,187	12,674	1.51	723,792	15,440	2.13	596,478	17,025	2.85

Total deposits	$881,594	$12,674	1.44%	$765,924	$15,440	2.02%	$636,759	$17,025	2.67%

The following table shows our savings flows during the periods indicated.

	Year Ended December 31,
	2010	2009	2008
	(In Thousands)
Total deposits	$4,237,090	$4,258,616	$4,170,653
Total withdrawals	4,200,609	4,089,463	4,133,143
Interest credited	13,377	16,097	17,828

Total increase in deposits	$49,858	$185,250	$55,338

The following table presents, by various interest rate categories and maturities, the amount of our certificates of deposit at December 31, 2010.

	Balance at December 31, 2010
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit	2011	2012	2013	Thereafter	Total
	(In Thousands)
Less than 2.00%	$195,588	$27,588	$1,663	$145	$224,984
2.00% - 2.99%	25,264	10,384	9,836	7,704	53,188
3.00% - 3.99%	4,647	3,761	434	54,614	63.456
4.00% - 4.99%	11,757	3,408	10,767	59.013	84,945
5.00% - 5.99%	1,241	236	—	3,883	5,360
6.00% - 6.99%	—	—	77	—	77
7.00% or more	6	—	—	—	6

Total certificate accounts	$238,503	$45,377	$22,777	$125,359	$432,016

The following table shows the maturities of our certificates of deposit of $100,000 or more at December 31, 2010, by time remaining to maturity.

At December 31, 2010
		Weighted
Quarter Ending:	Amount	Average Rate
	(Dollars in Thousands)
March 31, 2011	$52,608	1.53%
June 30, 2011	20,034	1.25
September 30, 2011	40,509	1.51
December 31, 2011	14,791	1.25
After December 31, 2011	92,540	3.47

Total certificates of deposit with balances of $100,000 or more	$220,482	2.30%

Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund our operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Abington Bank, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2010, we had $109.9 million in outstanding FHLB advances and approximately $408.8 million of additional FHLB advances available to us. Approximately $59.9 million of our FHLB advances at December 31, 2010 were part of our matched funding program whereby we use such advances to purchase securities. Our current policy permits us to utilize up to $150.0 million of advances to match-fund securities. Given the proper interest rate environment, it is likely that we would increase this limit to permit additional FHLB advances for such match-funding purposes. During 2010, however, we continued to reduce our overall outstanding balance of advances from the FHLB. We determined to repay a portion of our FHLB advances in 2010 due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is available in the form of advances or repurchase agreements through various other sources.

In addition to FHLB advances, our borrowings include securities sold under agreements to repurchase (repurchase agreements). Repurchase agreements are contracts for the sale of securities owned or borrowed by Abington Bank, with an agreement to repurchase those securities at an agreed upon price and date. We use repurchase agreements as an investment vehicle for our commercial sweep checking product. We enter into securities repurchase agreements with our commercial checking account customers under a sweep account arrangement. Account balances are swept on a daily basis into mortgage-backed securities purchases from us, which we agree to repurchase as the checking account is drawn upon by the customer. At December 31, 2010, our securities repurchase agreements amounted to $15.9 million and all of such borrowings were short-term, having maturities of one year or less. The average balance of our securities sold under repurchase agreements for the year ended December 31, 2010 was $22.6 million.
The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year
	Ended December 31,
	2010	2009	2008
	(Dollars in Thousands)
FHLB advances:
Average balance outstanding	$126,626	$180,939	$209,498
Maximum amount outstanding at any month-end during the period	144,744	255,516	257,051
Balance outstanding at end of period	109,875	146,739	257,051
Average interest rate during the period	4.16%	4.10%	4.35%
Weighted average interest rate at end of period	2.67%	4.28%	3.39%

Other borrowed money:
Average balance outstanding	$22,561	$23,271	$19,887
Maximum amount outstanding at any month-end during the period	29,023	30,631	25,888
Balance outstanding at end of period	15,881	16,673	17,610
Average interest rate during the period	0.32%	0.31%	1.80%
Weighted average interest rate at end of period	0.42%	0.34%	0.31%
At December 31, 2010, $40.8 million of our borrowings were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 2.11% at December 31, 2010.
Employees
At December 31, 2010, we had 137 full-time employees, and 31 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.
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
Recently Enacted Regulatory Reform
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act. The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of savings and loan holding companies, such as the Company, from the OTS to the Federal Reserve Board, effective one year from the effective date of the legislation, with a potential extension up to six months. The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board. The following discussion summarizes significant aspects of the new law that may affect the Company and the Bank. Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.
The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:
•	A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.
•	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

•	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.
•	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts is provided through the end of 2012.
•	The deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.
•	The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.
The following aspects of the financial reform and consumer protection act are related to the operations of the Company:
•	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.
•	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.
•	The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.
•	The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.
•	Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.
•	A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.
•	Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.
•	Stock exchanges will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

•	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.
•	Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.
•	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.
The Dodd-Frank Act included an amendment to the Home Owners’ Loan Act that authorizes the Federal Reserve Board to issue regulations and orders related to the capital levels of savings and loan holding companies. This authorization takes effect on the date that the jurisdiction of the OTS over savings and loan holding companies transfers to the Federal Reserve Board (July 21, 2011, unless extended for six months). Also included as part of the Dodd-Frank Act was a provision (generally referred to as the Collins Amendment) that directs the federal banking regulators to establish minimum leverage and risk-based capital requirements for various types of financial institutions, including savings and loan holding companies. The Collins Amendment includes several provisions that delay its application or exempt certain types of institutions from its requirements. Among those provisions is one that postpones for five years the effective date of capital requirements established under the Collins Amendment for holding companies, such as the Company, that were not supervised by the Federal Reserve Board as of May 19, 2010.
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
In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution’s loans to one borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2010, Abington Bank was in compliance with the above restrictions.

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
The Sarbanes-Oxley Act of 2002. As a public company, Abington Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the SEC under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

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
The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies. Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012. The unlimited deposit insurance for noninterest-bearing transaction accounts was extended by the Dodd-Frank Act through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).
The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments. Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations. Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments. The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments will become effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

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
On November 12, 2009, the FDIC adopted regulations that required insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009 through the fourth quarter of 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter. Under the prepaid assessment rule, we made a payment of $4.6 million to the Federal Deposit Insurance Corporation on December 30, 2009, and recorded $4.3 million of this payment as a prepaid expense. The prepaid balance has been and will continue to be reduced by the actual expense for our quarterly assessments, until the balance is exhausted. Depending on how our actual assessments compare to the estimated assessments, the prepaid balance may be exhausted earlier than or later than the planned three year time period.
On February 7, 2011, the FDIC approved a final rule that changes the assessment base from domestic deposits to average assets minus average tangible equity, adopts a new large-bank pricing assessment scheme, and sets a target size for the Deposit Insurance Fund. The changes will go into effect beginning with the second quarter of 2011 and will be payable at the end of September 2011. The rule — as mandated by the Dodd-Frank Act — finalizes a target size for the Deposit Insurance Fund at 2 percent of insured deposits. It also implements a lower assessment rate schedule when the fund reaches 1.15 percent and, in lieu of dividends, provides for a lower rate schedule when the reserve ratio reaches 2 percent and 2.5 percent. Also as mandated by the Dodd-Frank Act, the rule changes the assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity. The rule defines tangible equity as Tier 1 capital. The rule lowers overall assessment rates in order to generate the same approximate amount of revenue under the new larger base as was raised under the old base. The assessment rates in total would be between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The rule eliminates the adjustment to the rate paid for secured liabilities, including Federal Home Loan Bank advances, since these will be part of the new assessment base. The proposal also creates a new depository institution debt adjustment that increases the assessment rate of an institution that holds long-term unsecured debt issued by another insured depository institution. The rule also changes the amount of, and cap on, the unsecured debt adjustment to the assessment base and eliminates Tier 1 capital from the definition of unsecured debt. The final rule also creates a scorecard-based assessment system for banks with more than $10 billion in assets. The scorecards include financial measures that the FDIC believes are predictive of long-term performance.

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
Abington Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the FDIC’s capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same FDIC risk-based capital requirements in its regulations. As of December 31, 2010, Abington Bank was in compliance with all applicable regulatory capital requirements and was deemed to be a “well-capitalized” institution.

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
As a member, Abington Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2010, Abington Bank was in compliance with this requirement.
Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2010, Abington Bank was in compliance with these reserve requirements.
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

At December 31, 2010, Abington Bank’s total federal pre-1988 reserve was approximately $3.2 million. The reserve reflects the cumulative effects of federal tax deductions by Abington Bank for which no federal income tax provisions have been made.
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
State and Local Taxation
Pennsylvania Taxation. Abington Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2010 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.
Abington Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate for 2010 is 11.5%. The Mutual Thrift Institutions Tax exempts Abington Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Abington Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

ITEM 1A.	RISK FACTORS
If the Merger with Susquehanna is not completed, the Company will continue to face certain risk factors related to its on-going operations
In the event that the proposed Merger with Susquehanna is not completed, the Company will continue its operations as an independent entity and, as such, would continue to face certain risks in its on-going operations, as described below. Even if the Merger is completed as expected in the third calendar quarter of 2011, the Company will face these risks on an independent basis until the time of the Merger.

If the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger
The Company has incurred substantial expenses in connection with the Merger. The completion of the Merger depends on the satisfaction of specified conditions and the receipt of regulatory approvals and the approval of the Company’s shareholders. The Company cannot guarantee that these conditions will be met. If the Merger is not completed, these expenses could have a material adverse impact on the Company’s financial condition and results of operations on a stand-alone basis. In addition, the market price of the Company’s common stock would likely decline in the event that the Merger is not consummated as the current market price likely reflects an assumption that the Merger will be completed.
Our Results of Operations are Significantly Dependent on Economic Conditions and Related Uncertainties
Banking is affected, directly and indirectly, by domestic and international economic and political conditions and by governmental monetary and fiscal policies. Conditions such as inflation, recession, unemployment, volatile interest rates, real estate values, government monetary policy, international conflicts, the actions of terrorists and other factors beyond our control may adversely affect our results of operations. As a result of the downturn in the economy accompanying the national recession, among other factors, much of management’s efforts during 2010 was focused on resolving our delinquent and non-performing loans, which increased significantly during 2009 and 2008. Additionally, we have continued to see declines in property values of the collateral securing loans we have made. The negative economic factors being experienced in our market area could continue to have adverse effects upon our operations. We are particularly sensitive to changes in economic conditions and related uncertainties in the Delaware Valley because we derive substantially all of our loans, deposits and other business from the greater Philadelphia region in eastern Pennsylvania and contiguous counties in New Jersey and Delaware. Accordingly, we remain subject to the risks associated with a continuing and prolonged decline in the national or local economies. Changes in interest rates also could adversely affect our net interest income and have a number of other adverse effects on our operations, as discussed further in the risk factors below.
Our Allowance for Losses on Loans May Not Be Adequate to Cover Probable Losses
We have established an allowance for loan losses based upon various assumptions and judgments about the collectibility of our loan portfolio which we believe is adequate to offset probable losses on our existing loans. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may become necessary in the future. There can be no assurance that any future declines in real estate market conditions, general economic conditions or changes in regulatory policies will not require us to increase our allowance for loan losses, which would adversely affect our results of operations. We may also need to significantly increase our provision for loan losses, particularly if one or more of our larger loans or credit relationships becomes delinquent. In addition, federal regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs. During the year ended December 31, 2010, our provision for loan losses was $977,000 after net charge-offs of $5.8 million during the year. During the year ended December 31, 2009 and 2008, our provision for loan losses was $18.7 million and $9.8 million, respectively. The provision during 2010 was made upon consideration of, among other factors, management’s ongoing review of certain delinquent and impaired construction and commercial real estate loans as well as upon consideration of the significant provisions taken during 2009 and 2008. Our allowance for loan losses amounted to 47.27% of non-performing loans and 0.61% of total loans at December 31, 2010.

Our Loans are Concentrated to Borrowers In Our Market Area
At December 31, 2010, the preponderance of our total loans were to individuals and/or secured by properties located in our market area of the Delaware Valley region. We have relatively few loans outside of our market. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Beginning in 2008 and continuing into 2011, the Delaware Valley region has experienced a rise in unemployment as well as certain declines in real estate values, both residential and commercial. The decline in real estate values has adversely affected the value of certain collateral securing loans in our portfolio. Continuing increases in unemployment or declines in collateral values could be a factor requiring us to make additional provisions to the allowance for loan losses, which would have a negative impact on net income. Additionally, if we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.
Competition for Core Deposits Is Increasing
At December 31, 2010, $432.0 million, or 48.0% of our total deposits were certificates of deposit, also known as time deposits, and of that amount $220.5 million or 51.0% of our total certificates of deposit, were “jumbo” certificates of $100,000 or more. At December 31, 2010, low-cost “core deposits” comprised 52.0% of our average total deposits compared to 46.2% and 38.2% for the years ended December 31, 2009 and 2008, respectively. Our success in raising core deposits during 2010 was partially a result of the historically low rates of interest during the year, which caused the return available on time deposits relative to other deposit products, such as core deposits, or other investments to decrease. However, as interest rates rise from their present levels, it is likely that a portion of our customers will transfer significant amounts of their deposits from core deposits to time deposits. In addition, as competition for core deposits continues to increase, it is possible that the percentage of our total deposits that are core deposits will shrink. In today’s economic landscape, banks face competition for core deposits not only from traditional competitors such as other banks and credit unions, but also from investment companies that have reorganized as bank holding companies in the wake of the recent turmoil on Wall Street. If more of our customers invest in time deposits, or if core deposits are lost to competition, the average rate Abington Bank pays on its deposits will be relatively higher. This will have the effect of narrowing our net interest spread and net interest margin relative to the levels at which they might have been had a higher percentage of our deposits been in core deposits. This could adversely affect our profitability. The average rate we paid on our interest-bearing deposits was 1.51% for the year ended December 31, 2010 compared to 2.13% and 2.85% for the years ended December 31, 2009 and 2008, respectively.
Our Portfolio of Loans With a Higher Risk of Loss Has Increased in Recent Years
In recent years, we had increased our originations of construction loans and commercial real estate and multi-family residential real estate loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. The aggregate of construction loans and commercial real estate and multi-family residential loans has increased from $227.4 million or 34.8% of our total loan portfolio at December 31, 2006 to $279.6 million or 38.2% of our loan portfolio at December 31, 2010 after reaching $339.1 million or 40.9% of the total loan portfolio at December 31, 2009. While we had increased our emphasis on originating construction and commercial real estate and multi-family residential mortgage loans in recent years, we originated a reduced amount of construction loans during 2010, and it is likely that we will again originate a reduced amount of construction loans in 2011. We expect that lending opportunities for construction loans may be limited as a result of increased caution on the part of management in our originations of these loans in light of the economy and the increased level of delinquent and non-performing loans in our construction loan portfolio. Construction loans and commercial real estate and multi-family residential real estate loans all generally have a higher risk of loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. At December 31, 2010, $5.7 million or 5.2% of our total outstanding construction loans (which include land acquisition and development loans) were non-performing, and at such date, $2.7 million, or 64.1%, of our allowance for loan losses was allocated to construction loans. At December 31, 2009, the Company had $29.3 million of construction loans that were considered non-performing. The significant reduction in the balance of our non-performing construction loans during 2010 was primarily the result of the charge-off of certain loan balances and the transfer of certain loans to REO, in addition to improvement in a portion of our non-performing construction loans. At December 31, 2010 and 2009, $2.1 million and $4.8 million, respectively, of our total outstanding commercial real estate and multi-family residential loans were considered non-performing.
We are Dependent Upon the Services of Our Management Team
Our future success and profitability depend upon the management and banking abilities of our senior executives. We believe that our future results will also depend in part upon our attracting and retaining highly skilled and qualified management. We are especially dependent on a limited number of key management personnel. The loss of our chief executive officer or other senior executive officers, even for a limited period, could have a material adverse impact on our operations because other officers may not have the experience and expertise to readily replace these individuals. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting or retaining such personnel. Changes in key personnel and their responsibilities may be disruptive to our business and could have a material adverse effect on our business, financial condition and results of operations.
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
Increased and/or Special Federal Deposit Insurance Corporation Assessments Will Hurt Our Earnings
The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the year ended December 31, 2009, was approximately $500,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We Operate In a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations
We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.
Recently Enacted Regulatory Reform May Have a Material Impact on Our Operations
On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act that, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Bank and the Company. Under the new law, the Company’s and the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks. Savings and loan holding companies will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. The federal preemption of state laws currently accorded federally chartered financial institutions will be reduced. In addition, regulation mandated by the new law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices which may have a material impact on our operations. Because the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time. See “Regulation — Recently Enacted Regulatory Reform.”

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
We currently conduct business from our main office, twelve additional full-service banking offices and seven limited service offices. We also maintain a loan processing office. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to our offices at December 31, 2010.

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In Thousands)
Main Office	Owned	N/A	$1,038	$173,194
180 Old York Road Jenkintown, PA 19046

Loan Processing Office	Owned	N/A	902	N/A
179 Washington Lane Jenkintown, PA 19046

Glenside Branch	Bldg. Owned	12/31/19	406	90,577
273 Keswick Avenue	Ground Leased
Glenside, PA 19038

Abington Branch	Leased	1/31/19	148	41,132
990 Old York Road Abington, PA 19001

Willow Grove Branch	Owned	N/A	1,375	99,908
275 Moreland Road Willow Grove, PA 19090

Horsham Branch	Leased	5/31/13	85	33,032
Rt 611 & County Line Road Horsham, PA 19044

Huntingdon Valley Branch	Leased	12/31/13	38	55,892
667 Welsh Road Huntingdon Valley, PA 19006

Fort Washington Branch	Leased	8/15/13	75	52,296
101 Fort Washington Avenue Fort Washington, PA 19034

Montgomeryville Branch	Leased	3/31/16	3	26,370
521 Stump Road North Wales, PA 19454

Warrington Branch	Leased	6/30/15	843	54,167
1111 Easton Road Warrington, PA 18976

Lansdale Branch	Leased	1/31/17	60	21,994
407 S. Broad Street Lansdale, PA 19446

Chalfont Branch	Leased	6/14/14	1,086	17,106
329 N. Main Street Chalfont, PA 18914

		Date of Lease	Net Book Value	Amount of
Description/Address	Leased/Owned	Expiration	of Property	Deposits
			(In Thousands)
Spring House Branch	Owned	N/A	$2,318	$42,048
800 N. Bethlehem Pike Spring House, PA 19477

Hatboro Branch	Leased	N/A	341	34,356
420 S. York Road Hatboro, PA 19040

Rydal Park Limited Service Office	Leased	5/21/11	—	15,299
1515 The Fairway Rydal, PA 19046

Centennial Station Limited Service Office	Leased	7/31/11	—	6,829
12106-B Centennial Station Warminster, PA 18974

Regency Towers Limited Service Office	Leased	10/31/13	—	10,877
1003 Easton Road Willow Grove, PA 19090

Ann’s Choice Limited Service Office	Leased	5/31/12	9	69,037
10000 Ann’s Choice Way Warminster, PA 18974

Ann’s Choice Limited Service Office #2	Leased	5/31/12	—	16,022
3000 Ann’s Choice Way Warminster, PA 18974

Maris Grove Limited Service Office	Leased	9/30/16	1	32,616
100 Maris Grove Way Glen Mills, PA 19342

Whitemarsh Limited Service Office	Leased	3/31/12	16	7,307
4000 Fox Hound Drive Lafayette Hill, PA 19444

ITEM 3.	LEGAL PROCEEDINGS
As of December 31, 2010, we were not, and we presently are not, involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Abington Bank. However, in connection with the Merger, the Company has received three letters from three separate alleged shareholders demanding that the Board remedy alleged breaches of fiduciary duties in connection with the merger (the “Demand Letters”). The Demand Letters assert that the Company’s directors breached their fiduciary duties by causing the Company to enter into the Merger Agreement. Among other things, the Demand Letters allege that the Merger is unfair to the Company’s shareholders. The Demand Letters request that the Company’s board take action to, among other things, ensure that the consideration paid to the Company’s shareholders is fair and to recover alleged damages on behalf of the Company. The Company’s board of directors intends to respond to the Demand Letters.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Abington Bancorp, Inc. common stock trades on the Nasdaq Global Market under the trading symbol “ABBC.” At the close of business on December 31, 2010, there were 4,551 shareholders of record.
The following table sets forth the high and low sales prices of the Company’s common stock as reported by the Nasdaq Global Market during the periods presented.

	Year Ended December 31,
	2010		2009
	High	Low	High	Low

First Quarter	$8.50	$6.60	$9.33	$5.88
Second Quarter	$10.20	$7.90	$9.40	$7.52
Third Quarter	$10.59	$8.63	$9.00	$7.50
Fourth Quarter	$12.41	$10.32	$8.00	$6.28
The following table summarizes the cash dividends per share of common stock paid by the Company during the periods indicated.

	Year Ended December 31,
	2010	2009
First Quarter	$0.050	$0.050
Second Quarter	$0.050	$0.050
Third Quarter	$0.050	$0.050
Fourth Quarter	$0.060	$0.050

The following graph demonstrates comparison of the cumulative total returns for the common stock of Abington Bancorp, the NASDAQ Composite Index and the SNL Securities Thrift Index for the periods indicated. The graph includes adjustments to reflect the reorganization we completed on June 27, 2007 and assumes that an investor originally purchased shares of our predecessor mid-tier company on December 31, 2005 and exchanged his or her shares in June 2007 pursuant to the exchange ratio for our second step conversion. The graph below represents $100 invested in our common stock at its closing price on December 31, 2005. The cumulative total returns include the payment of dividends by Abington Bancorp.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Abington Bancorp, Inc.	$100.00	$150.10	$119.68	$120.16	$91.95	$162.73
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Thrift Index	100.00	116.57	69.93	44.50	41.50	43.37

*	Source: SNL Financial LC
The Company did not sell any of its equity securities during 2010 that were not registered under the Securities Act of 1933.
For information regarding the Company’s equity compensation plans see Item 12.
(b)	Not applicable.

(c)	Purchases of Equity Securities
The Company’s repurchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased(1)	per Share	or Programs	Programs(2)

October 1, — October 31, 2010	—	$—	—	265,824
November 1, — November 30, 2010	266	11.91	—	265,824
December 1, — December 31, 2010	1,000	11.92	—	265,824

Total	1,266	$11.92	—	265,824

(1)	All 1,266 shares purchased during the quarter were purchased as permitted by the tax withholding provisions of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards.

(2)	On January 14, 2010, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,048,603 shares. This purchase program terminated January 14, 2011 with no additional purchases made.

ITEM 6.	SELECTED FINANCIAL DATA
The selected consolidated financial and other data of Abington Bancorp, Inc. set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related Notes, appearing elsewhere herein.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Selected Financial and Other Data:
Total assets	$1,247,098	$1,238,112	$1,189,753	$1,079,669	$925,186
Cash and cash equivalents	77,687	44,714	31,863	68,055	44,565
Investment securities:
Held-to-maturity	20,385	20,387	20,389	20,391	20,393
Available-for-sale	124,904	84,317	69,324	98,781	74,489
Mortgage-backed securities:
Held-to-maturity	56,872	77,150	83,093	46,892	56,144
Available-for-sale	168,173	138,629	151,629	94,124	78,023
Loans receivable, net	696,444	764,560	756,552	682,038	605,063
FHLB stock	13,877	14,608	14,608	10,959	11,241
Deposits	900,059	850,200	664,950	609,613	587,002
FHLB advances	109,875	146,739	257,051	189,558	196,293
Other borrowed money	15,881	16,673	17,610	17,453	17,781
Stockholders’ equity	211,910	214,182	238,101	249,915	114,102
Banking offices	20	20	20	18	14

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands, except per share data)
Selected Operating Data:
Total interest income	$51,318	$53,745	$56,262	$56,811	$49,818
Total interest expense	18,009	22,936	26,498	31,064	27,268

Net interest income	33,309	30,809	29,764	25,747	22,550
Provision for loan losses	977	18,737	9,760	457	186

Net interest income after provision for loan losses	32,332	12,072	20,004	25,290	22,364
Total non-interest income (loss)	2,640	(1,495)	3,055	3,177	2,876
Total non-interest expense	24,737	23,069	21,218	18,685	15,746

Income (loss) before income taxes	10,235	(12,492)	1,841	9,782	9,494
Income taxes (benefit)	2,545	(5,299)	(278)	2,715	2,692

Net income (loss)	$7,690	$(7,193)	$2,119	$7,067	$6,802

Basic earnings (loss) per share (1)	$0.41	$(0.36)	$0.10	$0.31	$0.29
Diluted earnings (loss) per share (1)	$0.39	$(0.36)	$0.09	$0.30	$0.28
Cash dividends per share (1)	$0.21	$0.20	$0.20	$0.17	$0.14

	Year Ended December 31,
	2010	2009	2008	2007	2006
Selected Operating Ratios(2):
Average yield on interest-earning assets	4.55%	4.90%	5.42%	6.02%	5.93%
Average rate on interest-bearing liabilities	1.83	2.47	3.21	4.08	3.80
Average interest rate spread(3)	2.72	2.43	2.21	1.94	2.13
Net interest margin(3)	2.95	2.81	2.87	2.73	2.68
Average interest-earning assets to average interest-bearing liabilities	114.32	118.21	125.66	123.84	117.21
Net interest income after provision for loan losses to non-interest expense	130.70	52.33	94.28	135.35	142.03
Total non-interest expense to average assets	1.97	1.91	1.88	1.86	1.78
Efficiency ratio(4)	68.81	78.70	64.65	64.60	61.93
Return on average assets	0.61	(0.59)	0.19	0.70	0.77
Return on average equity	3.60	(3.15)	0.86	3.79	5.94
Average equity to average assets	17.00	18.85	21.86	18.56	12.94

	At or For the
	Year Ended December 31,
	2010	2009	2008	2007	2006
Asset Quality Ratios(5):

Non-performing loans as a percent of total loans receivable(6)	1.29%	4.47%	3.06%	0.23%	0.42%
Non-performing assets as a percent of total assets(6)	2.62	4.64	2.12	0.14	0.28
Allowance for loan losses as a percent of non-performing loans	47.27	26.28	49.35	116.84	62.69
Net charge-offs/(recoveries) to average loans receivable	0.81	2.81	(0.00)	0.04	0.01

Capital Ratios(7):
Tier 1 leverage ratio	13.84%	13.14%	14.20%	15.45%	10.54%
Tier 1 risk-based capital ratio	23.31	20.04	22.06	24.22	16.49
Total risk-based capital ratio	23.89	21.16	24.49	24.49	16.77

(1)	Earnings per share and cash dividends per share for the prior periods have been adjusted to reflect the impact of the second-step conversion and reorganization of the Company, which occurred on June 27, 2007.

(2)	With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.

(3)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.

(4)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.

(5)	Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.

(6)	Non-performing assets consist of non-performing loans and real estate owned. Non-performing loans consist of all accruing loans 90 days or more past due and all non-accruing loans. It is our policy, with certain limited exceptions, to cease accruing interest on single-family residential mortgage loans 120 days or more past due and all other loans 90 days or more past due. Real estate owned consists of real estate acquired through foreclosure and real estate acquired by acceptance of a deed-in-lieu of foreclosure.

(7)	Capital ratios are end of period ratios and are calculated for Abington Bank per regulatory requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview—The Company is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization which was completed on June 27, 2007. On January 26, 2011, the Company announced the signing of a definitive Agreement and Plan of Merger with Susquehanna under which Susquehanna will acquire all outstanding shares of common stock of the Company in a stock-for-stock transaction. For further information on the Company’s proposed merger with Susquehanna, see Note 18 in the Notes to the Consolidated Financial Statements included in Item 8 herein The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits expense, office occupancy and equipment expense, professional services expense, data processing expense, deposit insurance premium expense, advertising and promotions expense, director compensation expense, and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the FDIC and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with twelve other branches and seven limited service facilities located in nearby Montgomery, Bucks and Delaware County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans.

We reported net income of $7.7 million for the year ended December 31, 2010, compared to a net loss of $7.2 million for the year ended December 31, 2009. Basic and diluted earnings per share were $0.41 and $0.39, respectively, for 2010 compared to basic and diluted loss per share of $0.36 for 2009. Our net interest income was $33.3 million for the year ended December 31, 2010, representing an increase of $2.5 million or 8.1% over 2009. The increase in our net interest income for 2010 compared to 2009 occurred as lower interest expense more than offset a reduction in interest income. Our average interest rate spread and net interest margin increased to 2.72% and 2.95%, respectively, for 2010 from 2.43% and 2.81%, respectively, for 2009. We recorded a provision for loan losses of $977,000 for the year ended December 31, 2010 compared to a provision of $18.7 million for the year ended December 31, 2009, due primarily to the resolution of certain non-performing loans. Our total non-interest income increased to $2.6 million for the year 2010 from a loss of $1.5 million for 2009. The increase was due primarily to a $4.5 million improvement in our net loss on REO year-over-year. Our total non-interest expenses for the year 2010 amounted to $24.7 million, representing an increase of $1.7 million or 7.2% from 2009. Our total assets increased $9.0 million, or 0.7%, to $1.25 billion at December 31, 2010 compared to $1.24 billion at December 31, 2009. Our deposits increased $49.9 million or 5.9% to $900.1 million at December 31, 2010 compared to $850.2 million at December 31, 2009, due primarily to growth in our core deposits. Our total stockholders’ equity decreased to $211.9 million at December 31, 2010 from $214.2 million at December 31, 2009. The decrease was due primarily to our purchases of treasury stock and the payment of our quarterly dividends, partially offset by our net income for the period.
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
A loan is classified as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest. Loans classified as TDRs are designated as impaired.
We establish an allowance on impaired loans for the amount by which the present value of expected future cash flows discounted at the loan’s effective interest rate, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Impairment losses are included in the provision for loan losses. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant, although management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all construction loans and most commercial real estate loans, including all such loans that are classified or criticized. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring and certain classified or criticized loans. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. The determination of fair value for the collateral underlying a loan is more fully described in Note 16 in the Notes to the Consolidated Financial Statements included in Item 8 herein.
We typically establish a general valuation allowance on classified and criticized loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by the Company include “doubtful,” “substandard” and “special mention.” For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data and cash flow projections, collateral evaluations, and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Placement of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a general rate for the allowance percentage to be assigned to the loans within that category. The general allowance percentage is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions. Although the placement of a loan within a given category assists us in our analysis of the risk of loss, the actual allowance percentage assigned to each loan within a category is adjusted for the specific circumstances of each loan, including an evaluation of the appraised value of the specific collateral for the loan, and will often differ from the general rate for the category. These classified and criticized loans, in the aggregate, represent an above-average credit risk and it is expected that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

We establish a general allowance on non-classified and non-criticized loans to recognize the inherent losses associated with lending activities, but which, unlike amounts which have been specifically identified with respect to particular classified and criticized loans, is not established on an individual loan-by-loan basis. This general valuation allowance is determined by segregating the loans by portfolio segments and assigning allowance percentages to each segment. An evaluation of each segment is made to determine the need to further segregate the loans by a more focused class of financing receivable. For our residential mortgage and consumer loan portfolios, we identified similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. These portfolios generally have high credit scores and strong loan-to-value ratios (typically below 80% at origination), and have not been significantly impacted by recent housing price depreciation. For our commercial real estate loan portfolio, although the loans are less uniform than with our residential mortgage and consumer loan portfolios, a review of our loss history does not suggest significant benefits from further segregation of the segment. With our construction loan portfolio, however, a further analysis is made in which we segregate the loans by class based on the purpose of the loan and the collateral properties securing the loan. Various risk factors are then considered for each class of loan, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience. Based on a consideration of our loss history in recent periods in comparison to the aging of our loan portfolio, we evaluated our loss experience using a time period of three years. In choosing this time period, our goal was to select a period that was sufficiently short so as to capture the recent economic environment, but long enough to fairly reflect the age of our loans at the time when losses began to occur. We believe that a three-year period appropriately reflects the life cycle of a loan that is indicative of the risk of loss.
The allowance is adjusted for significant other factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors, many of which have been previously discussed, may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment. Although we review key ratios, such as the allowance for loan losses as a percentage of non-performing loans and total loans receivable, in order to help us understand the trends in our loan portfolio, we do not try to maintain any specific target range with respect to such ratios.
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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2010 and 2009, while we did not have any assets that were measured at fair value on a recurring basis using Level 3 measurements, we did have assets that were measured at fair value on a nonrecurring basis using Level 3 measurements. See Note 16 in the Notes to the Consolidated Financial Statements included in Item 8 herein for a further description of our fair value measurements.

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
Recent Accounting Pronouncements—In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance in ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted the amended guidance, except for the requirement effective for fiscal years beginning after December 15, 2010, on January 1, 2010. The Company adopted the additional requirement on January 1, 2011. The adoptions did not have any impact on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period were effective for the Company as of December 31, 2010, except for disclosures relating to Troubled Debt Restructurings (“TDRs”) as discussed further below. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Company adopted the required disclosures as of December 31, 2010. The adoptions did not have any impact on our financial position or results of operations. The Company is continuing to evaluate the guidance relating to disclosures that include information for activity that occurs during a reporting period. While the guidance will impact the presentation of certain disclosures within our financial statements, we do not expect that this guidance will have any impact on our financial position or results of operations.
In January of 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays the effective date of additional disclosures relating to TDRs required by ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company is continuing to evaluate this guidance.
In December 2010, the FASB issued ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which updates ASC 805, Business Combinations. ASC 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The updated guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010. The Company is continuing to evaluate this guidance.
COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2010 AND DECEMBER 31, 2009
Our total assets increased $9.0 million, or 0.7%, to $1.25 billion at December 31, 2010 compared to $1.24 billion at December 31, 2009. The most significant increases were in our cash and cash equivalents, which grew by $33.0 million, and our investment and mortgage-backed securities, which grew by $49.9 million during 2010. Our investment securities grew by $41.0 million during 2010, due primarily to purchases of agency bonds aggregating approximately $177.2 million, partially offset by the calls and maturities of agency bonds of $133.7 million in the aggregate. Our mortgage-backed securities grew by $9.3 million during 2010, due primarily to aggregate purchases of $91.5 million of CMOs, substantially offset by calls, maturities and repayments on mortgage-backed securities of $81.4 million in the aggregate. The increases in our cash and cash equivalents and our investment and mortgage-backed securities were largely funded by our deposit growth and our loan repayments. Our net loans receivable decreased $68.1 million or 8.9% to $696.4 million at December 31, 2010 from $764.6 million at December 31, 2009. The largest decrease was in our construction loans. New originations of construction loans remained limited as a result of the current economic environment combined with management’s increased scrutiny of this portion of the loan portfolio. Our gross construction loans decreased $65.1 million during 2010, however, this was partially offset by a $24.1 million decrease in the balance of our loans-in-process. Our one- to four-family residential loans also decreased significantly during 2010 to $393.4 million at December 31, 2010 from $432.0 million at December 31, 2009. The decrease in this portion of the loan portfolio of 8.9% was due largely to a decreased demand for loans in the current market environment. Our multi-family residential and commercial real estate loans and our home equity lines of credit increased $5.6 million and $4.9 million, respectively, during 2010.
Our deposits increased $49.9 million or 5.9% to $900.1 million at December 31, 2010 compared to $850.2 million at December 31, 2009. The increase during 2010 was due primarily to growth in our core deposits. During 2010, our core deposits increased $74.6 million or 19.0% driven by an increase in our savings and money market accounts of $60.6 million, or 22.8%. A significant portion of the funds from our deposit growth were used to pay down our advances from the FHLB. Our advances from the FHLB decreased $36.9 million or 25.1% to $109.9 million at December 31, 2010 from $146.7 million at December 31, 2009. The repayment of a portion of our advances was based on a number of factors including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB.
Our total stockholders’ equity decreased to $211.9 million at December 31, 2010 from $214.2 million at December 31, 2009. The decrease was due primarily to our purchases of treasury stock and the payment of our quarterly dividends, partially offset by our net income for the period. During 2010 we repurchased approximately 860,000 shares of the Company’s common stock for an aggregate cost of approximately $7.4 million as part of our stock repurchase plans. We paid an aggregate of $4.0 million in cash dividends during 2010, which included an $0.01 increase in the per share dividend amount to $0.06 per share commencing with the fourth quarter of 2010. The Bank’s regulatory capital levels continue to far exceed requirements for well capitalized institutions.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At December 31, 2010, our cash and cash equivalents amounted to $77.7 million. In addition, at that date we had $3.4 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $293.1 million at December 31, 2010.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At December 31, 2010, we had certificates of deposit maturing within the next 12 months of $238.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. Our borrowings consist primarily of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the FHLB as collateral for such advances. As of December 31, 2010, we had $109.9 million in outstanding FHLB advances, and we had $408.8 million in additional FHLB advances available to us. During 2010, as in 2009, we significantly reduced our outstanding balance of advances from the FHLB. We determined to continue to repay a portion of our FHLB advances due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is readily available in the form of advances or repurchase agreements through various other sources.
Our total stockholders’ equity decreased to $211.9 million at December 31, 2010 from $214.2 million at December 31, 2009. The decrease was due primarily to our purchases of treasury stock and the payment of our quarterly dividends, partially offset by our net income for the period. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in June 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. The net proceeds received by the Bank further strengthened its capital position, which already exceeded all regulatory requirements (see table below).
The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	December 31,	December 31,	Regulatory	To Be Well
	2010	2009	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	13.84%	13.14%	4.00	5.00%
Tier 1 risk-based capital ratio	23.31	20.04	4.00	6.00
Total risk-based capital ratio	23.89	21.16	8.00	10.00
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
At December 31, 2010, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”, respectively) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”, respectively). Share awards were first issued under the 2005 plans in July 2005. Share awards were issued under the 2007 plans in January 2008.
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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At December 31, 2010 and 2009, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2010 and 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $114.9 million and $125.9 million, respectively, in the aggregate.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2010 and December 31, 2009, the Bank had letters of credit outstanding of approximately $48.3 million and $48.5 million, respectively, of which $47.5 million and $47.6 million, respectively, were standby letters of credit. At December 31, 2010 and 2009, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000 and $219,000, respectively, all of which was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit was not material as of December 31, 2010 and 2009.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At December 31, 2010, such exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.
The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at December 31, 2010.

		Amount of Commitment Expiration - Per Period
			After One to	After Three
	Total Amounts	Within	Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$48,322	$22,005	$26,161	$—	$156
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	2,855	2,855	—	—	—
Unused portion of home equity lines of credit	30,177	—	—	—	30,177
Unused portion of commercial lines of credit	51,822	51,822	—	—	—
Undisbursed portion of construction loans in process	30,065	22,107	7,958	—	—

Total commitments	$163,426	$98,789	$34,119	$—	$30,518

The following table summarizes our contractual cash obligations at December 31, 2010. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
		Within	After One to Three	After Three to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$432,016	$238,504	$68,153	$60,393	$64,966

FHLB advances	109,875	24,885	35,077	40,463	9,450
Repurchase agreements	15,881	15,881	—	—	—

Total debt	125,756	40,766	35,077	40,463	9,450

Operating lease obligations	4,546	901	1,675	1,044	926

Total contractual obligations	$562,318	$280,171	$104,905	$101,900	$75,342

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
General. We reported net income of $7.7 million for the year ended December 31, 2010, compared to a net loss of $7.2 million for the year ended December 31, 2009. Basic and diluted earnings per share were $0.41 and $0.39, respectively, for 2010 compared to basic and diluted loss per share of $0.36 for 2009. Our net interest income was $33.3 million for the year ended December 31, 2010, representing an increase of $2.5 million or 8.1% over 2009. The increase in our net interest income for 2010 compared to 2009 occurred as lower interest expense more than offset a reduction in interest income. Our average interest rate spread and net interest margin increased to 2.72% and 2.95%, respectively, for 2010 from 2.43% and 2.81%, respectively, for 2009. Our total non-interest income increased to $2.6 million for the year 2010 from a loss of $1.5 million for 2009. Our total non-interest expenses for the year ended December 31, 2010 amounted to $24.7 million, representing an increase of $1.7 million or 7.2% from 2009.

Interest Income. Interest income for the year ended December 31, 2010 decreased $2.4 million or 4.5% over 2009 to $51.3 million. The decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $30.6 million or 2.8% to $1.13 billion for 2010 from $1.10 billion for 2009. The increase was driven by a $40.3 million, or 45.2%, increase in the average balance of our investment securities and a $27.5 million, or 72.3%, increase in the average balance of our other interest-earning assets that were partially offset by a decrease of $36.1 million, or 4.8%, in the average balance of our loans receivable. The average balance of our mortgage-backed securities also decreased slightly to $213.7 million for 2010 from $214.7 million for 2009. The average yield earned on our total interest-earning assets decreased 35 basis points to 4.55% for 2010 from 4.90% for 2009. Although the average yield earned on our loans receivable increased 11 basis points year-over-year, these assets decreased as a percentage of our total interest-earning assets. As a result, decreases in the average yields earned on our investment and mortgage-backed securities of 96 basis points and 71 basis points, respectively, drove our overall decline in yield. The average yield on our other interest-earning assets increased slightly year-over-year, but remained low at 12 basis points. Included in our other interest-earning assets is FHLB stock on which we are not currently earning a dividend. The decrease in the average yield earned on our interest-earning assets was primarily the result of the current interest rate environment.
Interest Expense. Interest expense for the year ended December 31, 2010 decreased $4.9 million or 21.5% from 2009 to $18.0 million. The decrease in our interest expense occurred as a reduction in the average rate paid on our total interest-bearing liabilities more than offset an increase in the average balance of those liabilities. The average rate we paid on our total interest-bearing liabilities decreased 64 basis points to 1.83% for 2010 from 2.47% for 2009. The average rate we paid on our total deposits decreased 62 basis points year-over-year, driven by a 64 basis point decrease in the average rate paid on our certificates of deposit and a 43 basis point decrease in the average rate paid on our savings and money market accounts. The average balance of our total deposits increased $113.4 million or 15.7% to $837.2 million for 2010 from $723.8 million for 2009 due primarily to growth in our core deposits. The average balance of our core deposits increased $105.5 million or 38.5% to $379.8 million for 2010 from $274.3 million for 2009. Although the average rate we paid on our advances from the FHLB increased six basis points for 2010 compared to 2009, this increase was more than offset by a decrease of $54.3 million or 30.0% in the average balance of those advances year-over-year. The average rate of our FHLB advances increased in 2010, as we relied less on overnight advances than we did during 2009. The average rate paid on overnight advances is substantially below the average rate paid on our other, longer-term advances from the FHLB. The average balance of, and the average rate paid on, our other borrowings remained relatively consistent year-over-year and did not significantly contribute to the change in interest expense.

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

	Years Ended December 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$129.297	$3,435	2.66%	$89,026	$3,226	3.62%
Mortgage-backed securities	213,729	8,599	4.02	214,716	10,158	4.73
Loans receivable(2)	719,172	39,203	5.45	755,279	40,320	5.34
Other interest-earning assets	65,406	81	0.12	37,956	41	0.11

Total interest-earning assets	1,127,604	51,318	4.55	1,096,977	53,745	4.90

Cash and non-interest bearing balances	21,556			23,046
Other non-interest-earning assets	108,539			90,445

Total assets	$1,257.699			$1,210,468

Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$295,800	2,495	0.84	$200,576	2,547	1.27
Checking accounts	83,975	36	0.04	73,708	38	0.05
Certificate accounts	457,412	10,143	2.22	449,508	12,855	2.86

Total deposits	837,187	12,674	1.51	723,792	15,440	2.13
FHLB advances	126,626	5,262	4.16	180,939	7,423	4.10
Other borrowings	22,561	73	0.32	23,271	73	0.31

Total interest-bearing liabilities	986,374	18,009	1.83	928,002	22,936	2.47

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	44,407			42,132
Real estate tax escrow accounts	3,118			3,283
Other liabilities	9,951			8,938

Total liabilities	1,043,850			982,355
Stockholders’ equity	213,849			228,113

Total liabilities and stockholders’ equity	$1,257,699			$1,210,468

Net interest-earning assets	$141,230			$168,975

Net interest income; average interest rate spread		$33,309	2.72%		$30,809	2.43%

Net interest margin(3)			2.95%			2.81%

(1)	Investment securities for the 2010 period include 133 tax-exempt municipal bonds with an aggregate average balance of $40.1 million and an average yield of 4.0%. Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.8 million and an average yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses. The impact of loan fee income has an immaterial effect on this analysis.

(3)	Equals net interest income divided by average interest-earning assets.

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

	2010 vs. 2009
	Increase (Decrease) Due to			Total
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$(861)	$1,459	$(389)	$209
Mortgage-backed securities	(1,519)	(47)	7	(1,559)
Loans receivable, net	851	(1,927)	(41)	(1,117)
Other interest- earning assets	6	30	4	40

Total interest- earning assets	(1,523)	(485)	(419)	(2,427)

Interest expense:
Savings accounts	(855)	1,209	(406)	(52)
Checking accounts	(6)	5	(1)	(2)
Certificate accounts	(2,887)	226	(51)	(2,712)

Total deposits	(3,748)	1,440	(458)	(2,766)
FHLB advances	96	(2,228)	(29)	(2,161)
Other borrowed money	2	(2)	—	—

Total interest- bearing liabilities	(3,650)	(790)	(487)	(4,927)

Increase in net interest income	$2,127	$305	$68	$2,500

(1)	Investment securities for the 2010 period include 133 tax-exempt municipal bonds with an aggregate average balance of $40.1 million and an average yield of 4.0%. Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.8 million and an average yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
Provision for Loan Losses. We recorded a provision for loan losses of $977,000 for the year ended December 31, 2010 compared to a provision of $18.7 million for the year ended December 31, 2009. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. The decrease in our provision for loan losses year-over-year was the result of the resolution of certain non-performing loans and the improvement in the overall credit quality of our remaining loan portfolio, as well as the recognition of a recovery to the allowance for loan losses during the year of $1.2 million in the aggregate.

Our non-accrual loans decreased $21.3 million or 75.3% during 2010 to $7.0 million at December 31, 2010 compared to $28.3 million at December 31, 2009. The decrease was attributable to the resolution of certain of our non-accrual loans, including the settlement of our participation interests in two shared national credit loans with an aggregate outstanding balance of $7.2 million at December 31, 2009. Additionally, three other loans that were classified as non-accrual at December 31, 2009, were transferred to real estate owned (“REO”) during 2010. The three loans included two construction loans, with an aggregate outstanding balance of $8.6 million at December 31, 2009 and one commercial real estate loan with an outstanding balance of $2.1 million at December 31, 2009. The remainder of the decrease was due primarily to the charge-off of certain loan balances during 2010. Our total non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, decreased $25.6 million or 73.9% to $9.0 million at December 31, 2010 from $34.6 million at December 31, 2009. Despite the aforementioned transfers of property to REO, the balance of our REO increased $769,000 year-over-year as these transfers were substantially offset by the sale of six REO properties during the year, including the sale of a 40-unit high rise condominium project in Center City, Philadelphia, with a carrying value of $8.4 million at December 31, 2009. At December 31, 2010 and 2009, our non-performing loans amounted to 1.29% and 4.47%, respectively, of loans receivable, and our allowance for loan losses amounted to 47.27% and 26.28%, respectively, of non-performing loans. At December 31, 2010 and 2009, our non-performing assets amounted to 2.62% and 4.64% of total assets, respectively.
Non-interest Income. Our total non-interest income increased to $2.6 million for the year 2010 from a loss of $1.5 million for 2009. The increase was due primarily to a $4.5 million improvement in our net loss on REO year-over-year that was partially offset by a $386,000 decrease in our service charge income. The improvement in loss on REO was primarily due to a decrease to our expense to write-down REO properties to $351,000 in 2010 compared to an expense of $4.5 million in the aggregate to write-down the value of certain REO properties in 2009. The decrease in our service charge income was primarily due to a decrease in fees recognized for overdraft charges.
Non-interest Expenses. Our total non-interest expenses for the year 2010 amounted to $24.7 million, representing an increase of $1.7 million or 7.2% from 2009. Our largest increases were in our salaries and employee benefits, occupancy, and professional services expenses, which increased $628,000, $330,000 and $579,000, respectively. The increase in salaries and employee benefits expenses was due primarily to an increase in our employee profit sharing expense, which amounted to $672,000 for 2010. We had no expense for employee profit sharing during 2009 as a result of our net loss for the year. Also contributing to the year-over-year increase was a $151,000 or 20.2% increase in the expense for our ESOP and a $96,000 increase in our expense for salaries. Our ESOP expense is based on the average market value of our stock during the year and increased as a result of an increase in the average market value of our stock for 2010 compared to 2009. The increase in our salaries expense was the result of normal merit increases in salaries. Partially offsetting these increases was a decrease in our expense for our 2005 RRP and 2005 Option Plan, as the majority of shares awarded under these plans became fully vested in July 2010. The increase in occupancy expense was due largely to higher real estate taxes, as well as increases in certain expenses related to our computer network. The increase in professional services expenses was due primarily to legal fees incurred in relation to the resolution of certain non-performing loans and real estate owned. We expect our legal fees to remain elevated in 2011 as a result of the ongoing resolution of non-performing assets as well fees incurred in relation to our announced merger with Susquehanna.
Income Tax Expense. We recorded an income tax expense of approximately $2.5 million for the year 2010 compared to an income tax benefit of approximately $5.3 million for 2009. The fluctuation in our income tax expense was primarily a result of a shift to pre-tax income in 2010 from a pre-tax loss in 2009, and was significantly impacted by the deferred benefit of expenses incurred in prior periods to write-down certain REO properties, most notably our 40-unit high rise in Center City, Philadelphia. While the portion of our total income that is generated from tax-exempt municipal securities and BOLI contributed to our overall tax benefit in 2009, it was a more significant factor than in 2010, due to the proportion of this income to our overall pre-tax income in 2010 compared to the proportion of this income to our overall pre-tax loss in 2009.

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
Interest Income. Interest income for the year ended December 31, 2009 decreased $2.5 million or 4.5% over the comparable 2008 period to $53.7 million. The decrease occurred as growth in the average balance of our total interest-earning assets was more than offset by a decrease in the average yield earned on those assets. The average balance of our total interest-earning assets increased $59.2 million or 5.7% to $1.10 billion for 2009 from $1.04 billion for 2008. The increase was driven by a $51.8 million increase in the average balance of our loans receivable and a $31.1 million increase in the average balance of our mortgage-backed securities that were partially offset by decreases in the average balances of our investment securities and other interest-earning assets. The average yield earned on our total interest-earning assets decreased 52 basis points to 4.90% for 2009 from 5.42% for 2008. Decreases in the average yields earned on our investment securities, loans receivable and other interest-earning assets of 87 basis points, 62 basis points and 225 basis points, respectively, more than offset an 8 basis point increase in the average yield earned on our mortgage-backed securities. The decreases in the average yields earned on our interest-earning assets were primarily the result of the then current interest rate environment, as reflected by the actions of the Federal Reserve Board’s Open Market Committee in significantly cutting the federal funds rate throughout 2008 and maintaining a rate of near zero throughout 2009. The decrease in the yield on our other interest-earning assets was also impacted by the decision of the FHLB to suspend the dividend on their stock during the fourth quarter of 2008. As of December 31, 2009 and 2008, we held approximately 146,000 shares of FHLB capital stock with a book value of $14.6 million. We earned no dividend income on our FHLB stock during 2009 compared to dividend income of $261,000 in 2008.
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

	2009 vs. 2008
	Increase (Decrease) Due to			Total
			Rate/	Increase
	Rate	Volume	Volume	(Decrease)
	(Dollars in Thousands)
Interest income:
Investment securities(1)	$(905)	$(703)	$136	$(1,472)
Mortgage-backed securities	147	1,448	25	1,620
Loans receivable, net	(4,385)	3,087	(323)	(1,621)
Other interest- earning assets	(1,035)	(190)	181	(1,044)

Total interest- earning assets	(6,178)	3,642	19	(2,517)

Interest expense:
Savings accounts	(401)	1,309	(274)	634
Checking accounts	13	3	2	18
Certificate accounts	(3,250)	1,291	(278)	(2,237)

Total deposits	(3,638)	2,603	(550)	(1,585)
FHLB advances	(520)	(1,243)	71	(1,692)
Other borrowed money	(296)	61	(50)	(285)

Total interest- bearing liabilities	(4,454)	1,421	(529)	(3,562)

Increase in net interest income	$(1,724)	$2,221	$548	$1,045

(1)	Investment securities for the 2009 period include 134 tax-exempt municipal bonds with an aggregate average balance of $41.8 million and an average yield of 3.9%. Investment securities for the 2008 period include 132 tax-exempt municipal bonds with an aggregate average balance of $35.8 million and an average yield of 3.9%. The tax-exempt income from such securities has not been calculated on a tax equivalent basis.
Provision for Loan Losses. We recorded a provision for loan losses of $18.7 million for the year ended December 31, 2009, compared to a provision of $9.8 million for the year ended December 31, 2008. Our provision for loan losses during 2009 was due primarily to provisions with respect to our construction loan portfolio (which includes land acquisition and development loans). Our loan portfolio at December 31, 2009 included an aggregate of $34.6 million of non-performing loans, net of $9.6 million of charge-offs on those loans during 2009. At December 31, 2009, $29.3 million of our non-performing loans were construction loans, of which $26.0 million became non-performing during 2009. All of the $9.6 million in charge-offs on non-performing loans during 2009 were on construction loans. Among the additions to our balance of non-performing loans during 2009 were the Company’s participation interests in three shared national credit loans, with an aggregate outstanding balance of $9.0 million at December 31, 2009, net of

$7.6 million in charge-offs. Based on our analysis of the circumstances surrounding these loans, which were included in our construction loan portfolio, and having considered the $7.6 million that was already charged-off during 2009, no additional valuation allowance was considered necessary on these loans at December 31, 2009. Also among the additions to our non-performing loan balance during 2009 were four construction loans and two commercial real estate loans to three borrowers, with an aggregate outstanding balance of $15.3 million at December 31, 2009, net of $1.8 million in charge-offs. At December 31, 2009, $3.6 million of our allowance for loan losses was allocated to these loans. The balance of our non-performing loans at December 31, 2009 was lower than it would have otherwise been due to the aforementioned charge-offs of $9.6 million, as well as the transfer of certain loans to REO. During 2009, 13 loans, with an aggregate outstanding balance of $25.6 million, net of $7.9 million of charge-offs, were transferred to REO. Of these loans, seven loans with an aggregate outstanding balance of $24.7 million, net of $7.8 million of charge-offs, were construction loans (which include land acquisition and development loans). As of December 31, 2009, 19.6% of our $149.4 million of total outstanding construction loans were non-performing, and at such date, $6.7 million, or 73.3%, of our allowance for loan losses was allocated to construction loans. At December 31, 2009 and December 31, 2008, our non-performing loans amounted to 4.47% and 3.06%, respectively, of loans receivable, and our non-performing assets amounted to 4.64% and 2.12% of total assets, respectively. At December 31, 2009 and December 31, 2008, our allowance for loan losses amounted to 26.28% and 49.35%, respectively, of non-performing loans. Our allowance for loan losses decreased as a percentage of non-performing loans year-over-year, despite an increase in our non-performing loans over the same period, due primarily to our high level of net charge-offs in 2009.
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
Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 0.50% at December 31, 2010, compared to a negative 1.30% at December 31, 2009.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 15% to 25%. The annual prepayment rate for mortgage-backed securities is assumed to range from 24% to 41%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” ranging from 0% to 45%.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$235,196	$41,965	$127,922	$105,980	$178,369	$689,432
Mortgage-backed securities	45,184	34,417	82,639	48,588	10,677	221,505
Investment securities	6,745	1,180	59,555	75,300	1,850	144,630
Other interest-earning assets	73,647	—	—	—	—	73,647

Total interest-earning assets	360,772	77,562	270,116	229,868	190,896	1,129,214

Interest-bearing liabilities:
Savings and money market accounts	$76,969	$60,666	$85,152	$56,340	$46,933	$326,060
Checking accounts	—	—	—	—	92,175	92,175
Certificate accounts	141,254	99,148	66,257	60,392	64,965	432,016
FHLB advances	38,850	11,798	27,888	27,916	3,423	109,875
Other borrowed money	15,881	—	—	—	—	15,881

Total interest-bearing liabilities	272,954	171,612	179,297	144,648	207,496	976,007

Interest-earning assets less interest-bearing liabilities	$87,818	$(94,050)	$90,819	$85,220	$(16,600)	$153,207

Cumulative interest-rate sensitivity gap (3)	$87,818	$(6,232)	$84,587	$169,807	$153,207

Cumulative interest-rate gap as a percentage of total assets at December 31, 2010	7.04%	(0.50)%	6.78%	13.62%	12.29%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at December 31, 2010	132.17%	98.60%	113.56%	122.10%	115.70%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The following table sets forth our NPV as of December 31, 2010 and reflects the changes to NPV as a result of immediate and sustained changes in interest rates as indicated.

Change in
Interest Rates				NPV as % of Portfolio
In Basis Points	Net Portfolio Value			Value of Assets
(Rate Shock)	Amount	$ Change	% Change	NPV Ratio	Change
	(Dollars in Thousands)
200bp	$174,565	$(19,120)	(9.87)%	14.71%	(73	)bp
100	185,599	(8,086)	(4.17)	15.19	(25)
Static	193,686	—	—	15.44	—
(100)	196,222	2,537	1.31	15.30	(14)
(200)	183,153	(10,532)	(5.44)	14.18	(126)
In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of December 31, 2010.

Change in Interest Rates in Basis
Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in Thousands)
200bp	$36,003	$373	1.05%
100	35,909	280	0.79
Static	35,630	—	—
(100)	34,314	(1,316)	(3.69)
(200)	31,692	(3,938)	(11.05)

The above table indicates that as of December 31, 2010, in the event of an immediate and sustained 200 basis point increase in interest rates, Abington Bank’s net interest income for the 12 months ending December 31, 2011 would be expected to increase by $373,000 or 1.05% to $36.0 million.
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
We have audited the accompanying consolidated statements of financial condition of Abington Bancorp, Inc. and its subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abington Bancorp, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Abington Bancorp, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2011 expressed an unqualified opinion.

/s/ ParenteBeard LLC
Malvern, Pennsylvania
March 14, 2011

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$17,917,261	$18,941,066
Interest-bearing deposits in other banks	59,769,447	25,773,173

Total cash and cash equivalents	77,686,708	44,714,239
Investment securities held to maturity (estimated fair value—2010, $20,806,340; 2009, $20,787,269)	20,384,781	20,386,944
Investment securities available for sale (amortized cost— 2010, $124,245,038; 2009, $82,905,101)	124,903,901	84,317,271
Mortgage-backed securities held to maturity (estimated fair value—2010, $58,338,548; 2009, $77,297,497)	56,872,188	77,149,936
Mortgage-backed securities available for sale (amortized cost— 2010, $164,632,654; 2009, $133,916,731)	168,172,796	138,628,592
Loans receivable, net of allowance for loan losses (2010, $4,271,618; 2009, $9,090,353)	696,443,502	764,559,941
Accrued interest receivable	4,102,984	4,279,032
Federal Home Loan Bank stock—at cost	13,877,300	14,607,700
Cash surrender value — bank owned life insurance	42,744,766	40,983,202
Property and equipment, net	9,751,694	10,423,190
Real estate owned	23,588,139	22,818,856
Deferred tax asset	3,631,218	4,711,447
Prepaid expenses and other assets	4,938,037	10,531,771

TOTAL ASSETS	$1,247,098,014	$1,238,112,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$49,807,778	$45,146,650
Interest-bearing	850,251,190	805,053,843

Total deposits	900,058,968	850,200,493
Advances from Federal Home Loan Bank	109,874,674	146,739,435
Other borrowed money	15,881,449	16,673,480
Accrued interest payable	912,321	1,807,334
Advances from borrowers for taxes and insurance	2,956,425	3,142,470
Accounts payable and accrued expenses	5,504,215	5,366,909

Total liabilities	1,035,188,052	1,023,930,121

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 20,166,742 shares in 2010, 21,049,025 shares in 2009	244,602	244,602
Additional paid-in capital	202,517,175	201,922,651
Treasury stock—at cost, 4,293,498 shares in 2010, 3,411,215 shares in 2009	(34,949,051)	(27,446,596)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(13,460,338)	(14,299,378)
Recognition & Retention Plan Trust (RRP)	(2,589,310)	(3,918,784)
Deferred compensation plans trust	(1,045,153)	(995,980)
Retained earnings	58,519,670	54,804,913
Accumulated other comprehensive income	2,672,367	3,870,572

Total stockholders’ equity	211,909,962	214,182,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,247,098,014	$1,238,112,121

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
INTEREST INCOME:
Interest on loans	$39,202,997	$40,320,206	$41,940,531
Interest and dividends on investment and mortgage-backed securities
Taxable	10,480,194	11,779,255	11,833,507
Tax-exempt	1,554,400	1,604,606	1,403,069
Interest and dividends on other interest-earning assets	80,682	41,076	1,084,898

Total interest income	51,318,273	53,745,143	56,262,005

INTEREST EXPENSE:
Interest on deposits	12,674,506	15,439,913	17,024,229
Interest on Federal Home Loan Bank advances	5,261,704	7,422,856	9,115,346
Interest on other borrowed money	72,939	73,767	358,312

Total interest expense	18,009,149	22,936,536	26,497,887

NET INTEREST INCOME	33,309,124	30,808,607	29,764,118

PROVISION FOR LOAN LOSSES	976,550	18,736,847	9,759,936

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	32,332,574	12,071,760	20,004,182

NON-INTEREST INCOME (LOSS):
Service charges	1,201,750	1,587,440	1,645,537
Income on bank owned life insurance	1,761,564	1,798,313	1,886,763
Net loss on real estate owned	(1,033,438)	(5,542,750)	(149,744)
Net gain on sale of securities	—	5,102	146,375
Impairment charge on investment securities	—	—	(869,194)
Other income	709,787	656,754	394,778

Total non-interest income (loss)	2,639,663	(1,495,141)	3,054,515

NON-INTEREST EXPENSES:
Salaries and employee benefits	11,963,396	11,335,543	11,295,243
Occupancy	2,724,441	2,394,930	2,149,662
Depreciation	889,851	906,581	832,779
Professional services	1,902,382	1,323,161	1,214,869
Data processing	1,771,521	1,606,529	1,495,742
Deposit insurance premium	1,911,391	1,827,672	507,587
Advertising and promotions	545,816	442,076	496,130
Director compensation	739,758	900,795	853,807
Other	2,288,681	2,331,321	2,371,697

Total non-interest expenses	24,737,237	23,068,608	21,217,516

INCOME (LOSS) BEFORE INCOME TAXES	10,235,000	(12,491,989)	1,841,181
PROVISION (BENEFIT) FOR INCOME TAXES	2,545,224	(5,299,167)	(278,424)

NET INCOME (LOSS)	$7,689,776	$(7,192,822)	$2,119,605

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.41	$(0.36)	$0.10
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.39	$(0.36)	$0.09

BASIC AVERAGE COMMON SHARES OUTSTANDING:	18,684,819	19,805,868	21,899,094
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	19,929,404	19,805,868	22,630,136
See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2008	24,460,240	$244,602	$200,634,467	$(104,997)	$(18,994,133)	$68,360,520	$(225,399)	$249,915,060

Comprehensive income:
Net income	—	—	—	—	—	2,119,605	—	2,119,605
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $1,450,809	—	—	—	—	—	—	2,816,276	2,816,276
Amortization of unrecognized deferred costs on defined benefit pension plan, net of tax benefit of $168,812							327,699	327,699

Comprehensive income								5,263,580

Treasury stock purchased	—	—	—	(10,953,623)	—	—	—	(10,953,623)
Cash dividends declared, ($0.20 per share)	—	—	—	—	—	(4,472,987)	—	(4,472,987)
Exercise of stock options	—	—	(111,758)	533,520	—	—	—	421,762
Excess tax benefit on stock-based compensation	—	—	50,902	—	—	—	—	50,902
Stock options expense	—	—	859,940	—	—	—	—	859,940
Common stock released from benefit plans	—	—	(55,086)	—	2,479,272	—	—	2,424,186
Common stock acquired by benefit plans	—	—	—	—	(5,408,235)	—	—	(5,408,235)

BALANCE— DECEMBER 31, 2008	24,460,240	$244,602	$201,378,465	$(10,525,100)	$(21,923,096)	$66,007,138	$2,918,576	$238,100,585

Comprehensive income:
Net loss	—	—	—	—	—	(7,192,822)	—	(7,192,822)
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $528,825	—	—	—	—	—	—	1,026,542	1,026,542
Amortization of unrecognized deferred benefits on defined benefit pension plan, net of tax expense of $38,402							(74,546)	(74,546)

Comprehensive income								(6,240,826)

Treasury stock purchased	—	—	—	(16,988,633)	—	—	—	(16,988,633)
Cash dividends declared, ($0.20 per share)	—	—	—	—	—	(4,009,403)	—	(4,009,403)
Exercise of stock options	—	—	(16,520)	67,137	—	—	—	50,617
Excess tax liability on stock-based compensation	—	—	(58,722)	—	—	—	—	(58,722)
Stock options expense	—	—	879,623	—	—	—	—	879,623
Common stock released from benefit plans	—	—	(260,195)	—	2,761,348	—	—	2,501,153
Common stock acquired by benefit plans	—	—	—	—	(52,394)	—	—	(52,394)

BALANCE— DECEMBER 31, 2009	24,460,240	$244,602	$201,922,651	$(27,446,596)	$(19,214,142)	$54,804,913	$3,870,572	$214,182,000

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2010	24,460,240	$244,602	$201,922,651	$(27,446,596)	$(19,214,142)	$54,804,913	$3,870,572	$214,182,000

Comprehensive income:
Net income	—	—	—	—	—	7,689,776	—	7,689,776
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $654,509	—	—	—	—	—	—	(1,270,517)	(1,270,517)
Amortization of unrecognized deferred benefits on defined benefit pension plan, net of tax expense of $37,252							72,312	72,312

Comprehensive income								6,491,571

Treasury stock purchased	—	—	—	(7,655,713)	—	—	—	(7,655,713)
Cash dividends declared, ($0.21 per share)	—	—	—	—	—	(3,975,019)	—	(3,975,019)
Exercise of stock options	—	—	(27,842)	153,258	—	—	—	125,416
Excess tax liability on stock-based compensation	—	—	(24,658)	—	—	—	—	(24,658)
Stock options expense	—	—	712,574	—	—	—	—	712,574
Common stock released from benefit plans	—	—	(65,550)	—	2,178,914	—	—	2,113,364
Common stock acquired by benefit plans	—	—	—	—	(59,573)	—	—	(59,573)

BALANCE— DECEMBER 31, 2010	24,460,240	$244,602	$202,517,175	$(34,949,051)	$(17,094,801)	$58,519,670	$2,672,367	$211,909,962

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$7,689,776	$(7,192,822)	$2,119,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	976,550	18,736,847	9,759,936
Depreciation	889,851	906,581	832,779
Share-based compensation expense	2,815,538	3,133,505	3,273,726
Net loss on real estate owned	605,536	4,340,710	149,744
Impairment charge on investment securities	—	—	869,194
Net gain on sale of investment and mortgage-backed securities	—	(5,102)	(146,375)
Deferred income tax expense (benefit)	1,697,486	(745,767)	(4,183,673)
Amortization of:
Deferred loan fees	(1,515,255)	(1,331,976)	(826,921)
Premiums and discounts, net	(220,423)	(209,903)	(63,990)
Income from bank owned life insurance	(1,761,564)	(1,798,313)	(1,886,763)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	176,048	577,675	121,202
Prepaid expenses and other assets	5,593,734	(9,543,711)	954,394
Accrued interest payable	(895,013)	(810,387)	(880,514)
Accounts payable and accrued expenses	197,697	(699,775)	(49,466)

Net cash provided by operating activities	16,249,961	5,357,562	10,042,878

INVESTING ACTIVITIES:
Loan principal repayments (disbursements), net	58,014,144	(50,995,278)	(84,606,621)
Purchases of:
Mortgage-backed securities held to maturity	—	(20,309,905)	(44,779,804)
Mortgage-backed securities available for sale	(91,606,777)	(31,722,080)	(85,084,087)
Investment securities available for sale	(178,682,295)	(57,105,135)	(33,639,071)
Federal Home Loan Bank stock	—	—	(6,601,700)
Property and equipment	(218,355)	(259,229)	(1,143,522)
Additions to real estate owned, net	(575,699)	(1,129,046)	(699,618)
Proceeds from:
Sales and maturities of mortgage-backed securities held to maturity	266,916	—	—
Sales and maturities of mortgage-backed securities available for sale	4,143,389	4,159,572	10,123,775
Sales and maturities of investment securities available for sale	137,304,000	41,999,102	63,271,425
Principal repayments of mortgage-backed securities held to maturity	19,944,618	26,163,936	8,516,941
Principal repayments of mortgage-backed securities available for sale	57,074,623	42,536,321	20,952,903
Redemption of Federal Home Loan Bank stock	730,400	—	2,952,700
Sales of real estate owned	9,841,880	1,291,897	1,527,642

Net cash provided by (used in) investing activities	16,236,844	(45,369,845)	(149,209,037)

FINANCING ACTIVITIES:
Net increase in demand deposits and savings accounts	74,615,975	139,799,765	58,656,524
Net (decrease) increase in certificate accounts	(24,757,500)	45,450,294	(3,318,791)
Net (decrease) increase in other borrowed money	(792,031)	(936,157)	156,577
Advances from Federal Home Loan Bank	20,935,000	33,740,000	140,935,000
Repayments of advances from Federal Home Loan Bank	(57,799,761)	(144,051,768)	(73,441,369)
Net (decrease) increase in advances from borrowers for taxes and insurance	(186,045)	(132,815)	296,635
Excess tax (liability) benefit from stock-based compensation	(24,658)	(58,722)	50,902
Acquisition of stock for benefit plans	—	—	(5,356,588)
Proceeds from exercise of stock options	125,416	50,617	421,762
Purchase of treasury stock	(7,655,713)	(16,988,633)	(10,953,623)
Payment of cash dividends	(3,975,019)	(4,009,403)	(4,472,987)

Net cash provided by financing activities	485,664	52,863,178	102,974,042

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,972,469	12,850,895	(36,192,117)

CASH AND CASH EQUIVALENTS—Beginning of year	44,714,239	31,863,344	68,055,461

CASH AND CASH EQUIVALENTS—End of year	$77,686,708	$44,714,239	$31,863,344

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Year Ended December 31,
	2010	2009	2008

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year:

Interest on deposits and other borrowings	$18,904,162	$23,746,926	$27,378,401

Income taxes	$1,000,000	$805,000	$3,300,000

Transfer of loans receivable to real estate owned	$10,641,000	$25,582,818	$1,159,367

Release of stock from deferred compensation plans trust	$10,400	$247,271	$10,400

See notes to consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
1.	NATURE OF OPERATIONS
Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed on June 27, 2007, which is discussed further below. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries that include ASB Investment Co. and certain limited purpose LLCs. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The Bank’s executive offices are in Jenkintown, Pennsylvania, with twelve additional full service branch offices and seven limited service banking offices located in Montgomery, Bucks and Delaware Counties, Pennsylvania. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans that include residential mortgage, commercial, consumer and construction loans. The principal business of ASB Investment Co. is to hold certain investment securities for the Bank. The principal business of the LLCs is to own and manage certain properties that were acquired as real estate owned. Keswick Services II, and its wholly owned subsidiaries, and Abington Corp. are currently inactive subsidiaries of the Bank.
On January 26, 2011, the Company and Susquehanna Bancshares, Inc., (“Susquehanna”) announced the signing of a definitive Agreement and Plan of Merger under which Susquehanna will acquire all outstanding shares of common stock of the Company in a stock-for-stock transaction. Under the terms of the agreement, shareholders of the Company will receive 1.32 shares of Susquehanna’s common stock for each share of common stock of the Company. The proposed transaction is expected to be completed during the third quarter of 2011. For further information on this transaction, see Note 18.
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

In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of December 31, 2010.
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
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, the Company recognized impairment charges aggregating approximately $869,000 to write-down the book value of an investment in a mortgage-backed security based mutual fund to its fair value of $2.5 million at December 31, 2008.

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
A loan is classified as a troubled debt restructuring (“TDR”) if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Concessions granted under a TDR typically involve a temporary or permanent reduction in payments or interest rate or an extension of a loan’s stated maturity date at less than a current market rate of interest. Loans classified as TDRs are designated as impaired.
We establish an allowance on impaired loans for the amount by which the present value of expected future cash flows discounted at the loan’s effective interest rate, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Impairment losses are included in the provision for loan losses. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant, although management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all construction loans and most commercial real estate loans, including all such loans that are classified or criticized. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring and certain classified or criticized loans. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. Further detail of loans identified as impaired is included in Note 6. The determination of fair value for the collateral underlying a loan is more fully described in Note 16.

We typically establish a general valuation allowance on classified and criticized loans which are not impaired. In establishing the general valuation allowance, we segregate these loans by category. The categories used by the Company include “doubtful,” “substandard” and “special mention.” For commercial and construction loans, the determination of the category for each loan is based on periodic reviews of each loan by our lending officers as well as an independent, third-party consultant. The reviews include a consideration of such factors as recent payment history, current financial data and cash flow projections, collateral evaluations, and current economic and business conditions. Categories for mortgage and consumer loans are determined through a similar review. Placement of a loan within a category is based on identified weaknesses that increase the credit risk of loss on the loan. Each category carries a general rate for the allowance percentage to be assigned to the loans within that category. The general allowance percentage is determined based on inherent losses associated with each type of lending as determined through consideration of our loss history with each type of loan, trends in credit quality and collateral values, and an evaluation of current economic and business conditions. Although the placement of a loan within a given category assists us in our analysis of the risk of loss, the actual allowance percentage assigned to each loan within a category is adjusted for the specific circumstances of each loan, including an evaluation of the appraised value of the specific collateral for the loan, and will often differ from the general rate for the category. These classified and criticized loans, in the aggregate, represent an above-average credit risk and it is expected that more of these loans will prove to be uncollectible compared to loans in the general portfolio.
We establish a general allowance on non-classified and non-criticized loans to recognize the inherent losses associated with lending activities, but which, unlike amounts which have been specifically identified with respect to particular classified and criticized loans, is not established on an individual loan-by-loan basis. This general valuation allowance is determined by segregating the loans by portfolio segments and assigning allowance percentages to each segment. An evaluation of each segment is made to determine the need to further segregate the loans by a more focused class of financing receivable. For our residential mortgage and consumer loan portfolios, we identified similar characteristics throughout the portfolio including credit scores, loan-to-value ratios and collateral. These portfolios generally have high credit scores and strong loan-to-value ratios (typically below 80% at origination), and have not been significantly impacted by recent housing price depreciation. For our commercial real estate loan portfolio, although the loans are less uniform than with our residential mortgage and consumer loan portfolios, a review of our loss history does not suggest significant benefits from further segregation of the segment. With our construction loan portfolio, however, a further analysis is made in which we segregate the loans by class based on the purpose of the loan and the collateral properties securing the loan. Various risk factors are then considered for each class of loan, including the impact of general economic and business conditions, collateral value trends, credit quality trends and historical loss experience. Based on a consideration of our loss history in recent periods in comparison to the aging of our loan portfolio, we evaluated our loss experience using a time period of three years. In choosing this time period, our goal was to select a period that was sufficiently short so as to capture the recent economic environment, but long enough to fairly reflect the age of our loans at the time when losses began to occur. We believe that a three-year period appropriately reflects the life cycle of a loan that is indicative of the risk of loss.

The allowance is adjusted for significant other factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors, many of which have been previously discussed, may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment. Although we review key ratios, such as the allowance for loan losses as a percentage of non-performing loans and total loans receivable, in order to help us understand the trends in our loan portfolio, we do not try to maintain any specific target range with respect to such ratios.
Loans Held for Sale and Loans Sold—The Company originates mortgage loans held for investment and for sale. At origination, the mortgage loan is identified as either held for sale or for investment. Mortgage loans held for sale are carried at the lower of cost or forward committed contracts (which approximates market), determined on a net aggregate basis. The Company had no loans classified as held for sale at December 31, 2010 or 2009.
The Company assesses the retained interest in the servicing asset or liability associated with the sold loans based on the relative fair values. The servicing asset or liability is amortized in proportion to and over the period during which estimated net servicing income or net servicing loss, as appropriate, will be received. Assessment of the fair value of the retained interest is performed on a continual basis. At December 31, 2010 and 2009, mortgage servicing rights of $26,000 and $32,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.
Amortization of the servicing asset totaled approximately $6,000, $11,000 and $6,000, respectively, for each of the years ended December 31, 2010, 2009 and 2008.
Federal Home Loan Bank Stock—Federal Home Loan Bank (“FHLB”) stock is a restricted investment security that is generally viewed as a long-term investment. FHLB stock is carried at cost and evaluated for impairment. When evaluating FHLB stock for impairment, its value is determined based on the ultimate recoverability of the par value of the stock. We evaluate our holdings of FHLB stock for impairment each period. No impairment charges were recognized on FHLB stock during the years ended December 31, 2010, 2009 or 2008. Dividends received on FHLB stock are recognized as interest income, however, during the fourth quarter of 2008, the FHLB of Pittsburgh announced a decision to suspend the dividend on shares of its stock. As a result of the FHLB’s suspension of dividends, which is continuing, no interest income was recognized on our FHLB stock during 2010 or 2009.
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
Income Taxes—Deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Interest and penalties incurred in relation to payment of income tax liabilities are recognized in the provision for income taxes in the income statement in the period in which they occur. No interest or penalties for income taxes were recognized during the years ended December 31, 2010, 2009 or 2008.
In accordance with the income taxes topic of the ASC, the Company analyzes each tax position taken in its tax returns and determines the likelihood that that position will be realized. Only tax positions that are “more-likely-than-not” to be realized are recognized in an entity’s financial statements. For tax positions that do not meet this recognition threshold, we will record an unrecognized tax benefit for the difference between the position taken on the tax return and the amount recognized in the financial statements. The Company did not have any unrecognized tax benefits at December 31, 2010 or 2009 or during the years then ended. No unrecognized tax benefits are expected to arise within the twelve months ending December 31, 2011.
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

The components of other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2010	2009	2008

Net unrealized (loss) gain on securities arising during the year	$(1,270,517)	$1,029,909	$2,339,215
Plus: reclassification adjustment for net (gains) losses included in net income, net of tax expense of $1,735 in 2009 and tax benefit of $245,758 in 2008	—	(3,367)	477,061

Net unrealized (loss) gain on securities	$(1,270,517)	$1,026,542	$2,816,276

Amortization of unrecognized deferred costs (benefits) on supplemental retirement plan, net of tax (benefit) expense of $(37,252) in 2010, $38,402 in 2009 and $(168,812) in 2008	72,312	(74,546)	327,699

Total other comprehensive (loss) income	$(1,198,205)	$951,996	$3,143,975

The components of accumulated other comprehensive income are as follows:

	December 31,
	2010	2009	2008

Net unrealized gain on securities, net of tax	$2,771,343	$4,041,860	$3,015,317
Unrecognized deferred costs of supplemental retirment plan, net of tax	(98,976)	(171,288)	(96,741)

Total accumulated other comprehensive income	$2,672,367	$3,870,572	$2,918,576

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
At December 31, 2010, the Company had four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 13.

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
Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. CSEs which are considered antidilutive are not included for the purposes of this calculation. For the years ended December 31, 2010, 2009 and 2008, there were 1,248,480, 2,198,888 and 1,277,240 antidilutive CSEs, respectively. Due to the net loss recognized for the year ended December 31, 2009, the inclusion of any CSEs would decrease the amount of net loss per share for the year and be antidilutive. Consequently, basic and diluted weighted average shares outstanding are equal for the year ended December 31, 2009. Earnings (loss) per share were calculated as follows:

	Year Ended December 31,
	2010		2009		2008
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income (loss)	$7,689,776	$7,689,776	$(7,192,822)	$(7,192,822)	$2,119,605	$2,119,605

Weighted average shares outstanding	18,684,819	18,684,819	19,805,868	19,805,868	21,899,094	21,899,094
Effect of CSEs	—	1,244,585	—	—	—	731,042

Adjusted weighted average shares used in earnings per share computation	18,684,819	19,929,404	19,805,868	19,805,868	21,899,094	22,630,136

Earnings (loss) per share	$0.41	$0.39	$(0.36)	$(0.36)	$0.10	$0.09

Recent Accounting Pronouncements—In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance in ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted the amended guidance, except for the requirement effective for fiscal years beginning after December 15, 2010, on January 1, 2010. The Company adopted the additional requirement on January 1, 2011. The adoptions did not have any impact on our financial position or results of operations.

In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period were effective for the Company as of December 31, 2010, except for disclosures relating to TDRs as discussed further below. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Company adopted the required disclosures as of December 31, 2010. The adoptions did not have any impact on our financial position or results of operations. The Company is continuing to evaluate the guidance relating to disclosures that include information for activity that occurs during a reporting period. While the guidance will impact the presentation of certain disclosures within our financial statements, we do not expect that this guidance will have any impact on our financial position or results of operations.
In January of 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays the effective date of additional disclosures relating to TDRs required by ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company is continuing to evaluate this guidance.
In December 2010, the FASB issues ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which updates ASC 805, Business Combinations. ASC 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The updated guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010. The Company is continuing to evaluate this guidance.
Reclassifications—Certain items in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the presentation in the 2010 consolidated financial statements. Such reclassifications did not have any impact on our financial position or results of operations.
3.	RESTRICTIONS ON CASH AND AMOUNTS DUE FROM BANKS
The Bank is required to maintain average balances on hand or with the Federal Reserve Bank. At December 31, 2010 and 2009, these reserve balances amounted to $2.7 million and $4.3 million, respectively.

4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Municipal bonds	$20,384,781	$436,457	$(14,898)	$20,806,340

Total debt securities	$20,384,781	$436,457	$(14,898)	$20,806,340

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Agency bonds	$99,365,386	$812,591	$(865,277)	$99,312,700
Corporate bonds and commercial paper	3,535,415	24,245	(1,365)	3,558,295
Municipal bonds	18,680,054	640,846	—	19,320,900

Total debt securities	121,580,855	1,477,682	(866,642)	122,191,895

Equity securities:
Mutual funds	2,664,183	47,823	—	2,712,006

Total equity securities	2,664,183	47,823		2,712,006

Total	$124,245,038	$1,525,505	$(866,642)	$124,903,901

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Municipal bonds	$20,386,944	$400,325	$—	$20,787,269

Total debt securities	$20,386,944	$400,325	$—	$20,787,269

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$55,863,999	$691,337	$(95,669)	$56,459,667
Corporate bonds and commercial paper	3,123,496	6,286	(8,342)	3,121,440
Municipal bonds	21,238,185	817,838	(848)	22,055,175
Certificates of deposit	99,000	—	—	99,000

Total debt securities	80,324,680	1,515,461	(104,859)	81,735,282

Equity securities:
Common stock	10	—	(1)	9
Mutual funds	2,580,411	1,569	—	2,581,980

Total equity securities	2,580,421	1,569	(1)	2,581,989

Total	$82,905,101	$1,517,030	$(104,860)	$84,317,271

There were no sales of debt or equity securities during the year ended December 31, 2010. During the year ended December 31, 2009, a gross gain of approximately $5,000 was recognized on the sale of one municipal bond. Proceeds from this sale were approximately $305,000. During the year ended December 31, 2008, a gross gain of approximately $74,000 was recognized on the sale of certain agency bonds. Proceeds from these sales were approximately $4.6 million.
No impairment charges were recognized on investment securities during the years ended December 31, 2010 or 2009. Impairment charges aggregating approximately $869,000 were recognized during the year ended December 31, 2008. These impairment charges were taken to write-down the book value of our investment in a mortgage-backed security based mutual fund to its fair value of $2.5 million at December 31, 2008, based on our determination that the investment was other-than-temporarily impaired. This determination for the fund, the AMF Ultra Short Mortgage Fund, was made, in part, based on credit rating downgrades in certain of the private label mortgage-backed securities held by the fund, as well as an analysis of the overall status of the fund. We continue to hold this fund.
All municipal bonds included in debt securities are bank-qualified municipal bonds.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2010
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,370,139	$3,397,980	$—	$—
Due after one year through five years	112,556,471	112,964,472	—	—
Due after five years through ten years	5,654,245	5,829,443	16,299,717	16,697,517
Due after ten years	—	—	4,085,064	4,108,823

Total	$121,580,855	$122,191,895	$20,384,781	$20,806,340

The table below sets forth investment securities which had unrealized loss positions as of December 31, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held to maturity:
Municipal bonds	$(14,898)	$2,119,768	$—	$—

Total securities held to maturity	(14,898)	2,119,768	—	—

Securities available for sale:
Agency bonds	(865,277)	54,612,715	—	—
Corporate bonds and commercial paper	(1,365)	489,115	—	—

Total securities available for sale	(866,642)	55,101,830	—	—

Total	$(881,540)	$57,221,598	$—	$—

The table below sets forth investment securities which had unrealized loss positions as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities available for sale:
Agency bonds	$(95,669)	$18,299,480	$—	$—
Corporate bonds and commercial paper	(8,342)	1,127,220	—	—
Municipal bonds	(848)	251,938	—	—
Equity securities	(1)	9	—	—

Total securities available for sale	$(104,860)	$19,678,647	$—	$—

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2010, no investment securities were in a gross unrealized loss position for 12 months or longer. Investment securities in a gross unrealized loss position for less than 12 months at December 31, 2010, consisted of 24 securities having an aggregate depreciation of 1.5% from the Company’s amortized cost basis. The securities included 17 agency bonds, four municipal bonds and one corporate bond. Management has concluded that, as of December 31, 2010, the unrealized losses above were temporary in nature. The unrealized losses on these securities are not related to the underlying credit quality of the issuers, and they are on securities that have a contractual maturity date. The principal and interest payments on these securities have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to the current interest rate environment. The Company does not currently have plans to sell any these securities, nor does it anticipate that it will be required to sell any these securities prior to a recovery of their cost basis.

5.	MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$13,854,013	$485,257	$—	$14,339,270
FNMA pass-through certificates	20,044,999	1,217,065	—	21,262,064
FHLMC pass-through certificates	9,665,262	354,111	—	10,019,373
Collateralized mortgage obligations	13,307,914	8	(590,081)	12,717,841

Total	$56,872,188	$2,056,441	$(590,081)	$58,338,548

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$1,929	$77	$—	$2,006
FNMA pass-through certificates	30,005,032	1,923,275	—	31,928,307
FHLMC pass-through certificates	26,843,006	1,805,146		28,648,152
Collateralized mortgage obligations	107,782,687	648,305	(836,661)	107,594,331

Total	$164,632,654	$4,376,803	$(836,661)	$168,172,796

	Held to Maturity
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$18,607,580	$374,179	$(198,784)	$18,782,975
FNMA pass-through certificates	27,817,665	1,031,598	—	28,849,263
FHLMC pass-through certificates	13,242,317	258,707	(26,483)	13,474,541
Collateralized mortgage obligations	17,482,374	—	(1,291,656)	16,190,718

Total	$77,149,936	$1,664,484	$(1,516,923)	$77,297,497

	Available for Sale
	December 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
GNMA pass-through certificates	$2,464	$369	$—	$2,833
FNMA pass-through certificates	45,813,997	2,265,098	—	48,079,095
FHLMC pass-through certificates	48,863,220	2,363,183	(24,953)	51,201,450
Collateralized mortgage obligations	39,237,050	354,656	(246,492)	39,345,214

Total	$133,916,731	$4,983,306	$(271,445)	$138,628,592

There were no sales of mortgage-backed securities during the years ended December 31, 2010 or 2009. During the year ended December 31, 2008, a gross gain of approximately $100,000 and a gross loss of approximately $28,000 were recognized on the sale of certain mortgage-backed securities. Proceeds from these sales were approximately $5.1 million.
No impairment charge was recognized on mortgage-backed securities during the years ended December 31, 2010, 2009 or 2008.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA, the FHLMC and the GNMA as well as certain AAA rated private issuers. At December 31, 2010 and 2009, $6.6 million and $8.4 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had unrealized loss positions as of December 31, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Collateralized mortgage obligations	$—	$—	$(590,081)	$9,529,808

Total securities held to maturity	—	—	(590,081)	9,529,808

Securities available for sale:
Collateralized mortgage obligations	(836,661)	59,786,355	—	—

Total securities available for sale	(836,661)	59,786,355	—	—

Total	$(836,661)	$59,786,355	$(590,081)	$9,529,808

The table below sets forth mortgage-backed securities which had unrealized loss positions as of December 31, 2009:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held to maturity:
GNMA pass-through certificates	$(198,784)	$10,122,441	$—	$—
FHLMC pass-through certificates	(26,483)	4,787,594	—	—
Collateralized mortgage obligations	(322,627)	8,755,414	(969,029)	7,435,304

Total securities held to maturity	(547,894)	23,665,449	(969,029)	7,435,304

Securities available for sale:
FHLMC pass-through certificates	(21,372)	2,060,797	(3,581)	1,225,716
Collateralized mortgage obligations	(194,886)	13,186,239	(51,606)	3,340,759

Total securities available for sale	(216,258)	15,247,036	(55,187)	4,566,475

Total	$(764,152)	$38,912,485	$(1,024,216)	$12,001,779

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At December 31, 2010, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of three securities having an aggregate depreciation of 5.8% from the Company’s amortized cost basis. All three securities were CMOs, two of which were issued by private issuers. The two CMOs from private issuers, which had an aggregate principal balance of approximately $3.4 million at December 31, 2010, that had declines of approximately 8.8% and 19.5% from their amortized cost basis at such date. The third security, with a principal balance of approximately $6.7 million at December 31, 2010, had a decline of approximately 0.3% from its amortized cost basis at such date. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at December 31, 2010, consisted of 24 securities having an aggregate depreciation of 1.4% from the Company’s amortized cost basis. All of these securities were CMOs issued by government agencies. Management has concluded that, as of December 31, 2010, the unrealized losses above were temporary in nature. There is no exposure to subprime loans with these CMOs. The losses are not related to the underlying credit quality of the issuers, all of whom remain AAA rated, including the private issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on these CMOs have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to the current market environment. The Company does not currently have plans to sell any these securities, nor does it anticipate that it will be required to sell any these securities prior to a recovery of their cost basis.

6.	LOANS RECEIVABLE AND REAL ESTATE OWNED
Loans receivable consist of the following:

	December 31,
	2010	2009

One-to four-family residential	$393,434,519	$432,004,572
Multi-family residential and commercial	141,090,844	135,482,758
Construction	138,558,368	203,642,336
Home equity lines of credit	41,213,274	36,273,685
Commercial business loans	16,326,982	18,876,987
Consumer non-real estate loans	870,406	2,358,063

Total loans	731,494,393	828,638,401

Less:
Construction loans in process	(30,065,072)	(54,198,647)
Deferred loan fees, net	(714,201)	(789,460)
Allowance for loan losses	(4,271,618)	(9,090,353)

Loans receivable—net	$696,443,502	$764,559,941

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
The Bank has sold and was servicing loans for others in the amounts of approximately $16.0 million and $18.2 million at December 31, 2010 and 2009, respectively. These loan balances are excluded from the Company’s consolidated financial statements. At December 31, 2010 and 2009, mortgage servicing rights of $26,000 and $32,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.

Certain officers and directors and their affiliates have loans with the Bank. The aggregate dollar amount of these loans outstanding to related parties along with an analysis of the activity is summarized as follows:

	Year Ended December 31,
	2010	2009	2008

Balance—beginning of year	$3,266,307	$3,079,941	$2,210,318
Additions	121,648	377,772	1,368,125
Repayments	(159,048)	(191,406)	(498,502)

Balance—end of year	$3,228,907	$3,266,307	$3,079,941

Following is a summary of changes in the allowance for loan losses:

	Year Ended December 31,
	2010	2009	2008
Balance—beginning of year	$9,090,353	$11,596,784	$1,811,121
Provision for loan losses	976,550	18,736,847	9,759,936
Charge-offs	(7,076,332)	(21,394,378)	(63,788)
Recoveries	1,281,047	151,100	89,515

(Charge-offs)/recoveries—net	(5,795,285)	(21,243,278)	25,727

Balance—end of year	$4,271,618	$9,090,353	$11,596,784

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio. Factors considered in determining the appropriate level for the allowance for loan losses are discussed in detail in Note 2.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating, the criticized rating of special mention and the classified ratings of substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)

One-to four-family residential	$391,903	$12	$1,520	$—	$393,435
Multi-family residential and commercial	113,589	7,286	20,216	—	141,091
Construction:
Land only	3,212	1,810	4,045	—	9,067
One-to four-family residential	18,107	15,020	9,058	—	42,185
Multi-family residential	5,677	19,703	417	—	25,797
Commercial	19,731	—	11,713	—	31,444

Total construction	46,727	36,533	25,233	—	108,493
Home equity lines of credit	41,198	15	—	—	41,213
Commercial business loans	14,882	1,445	—	—	16,327
Consumer non-real estate loans	870	—	—	—	870

Total	$609,169	$45,291	$46,969	$—	$701,429

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Impairment losses are included in the provision for loan losses. Impairment is measured on a loan by loan basis for all construction loans and most commercial real estate loans, including all such loans that are classified or criticized. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring and certain classified or criticized loans. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. The determination of fair value for the collateral underlying a loan is more fully described in Note 16.

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With an allowance recorded:
One-to four-family residential	$—	$—	$—	$—	$—
Multi-family residential and commercial	—	—	—	—	—
Construction:
Land only	—	—	—	—	—
One-to four-family residential	304	452	34	2,252	—
Multi-family residential	—	—	—	—	—
Commercial	1,670	1,852	272	5,556	—

Total construction	1,974	2,304	306	7,808	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

With no related allowance recorded:
One-to four-family residential	$583	$583	$—	$506	$29
Multi-family residential and commercial	9,765	10,840	—	6,088	114
Construction
Land only	600	1,100	—	2,879	—
One-to four-family residential	1,294	3,549	—	3,881	—
Multi-family residential	417	417	—	668	—
Commercial	1,379	1,584	—	1,318	—

Total construction	3,690	6,650	—	8,746	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

Total:
One-to four-family residential	$583	$583	$—	$506	$29
Multi-family residential and commercial	9,765	10,840	—	6,088	114
Construction
Land only	600	1,100	—	2,879	—
One-to four-family residential	1,598	4,001	34	6,133	—
Multi-family residential	417	417	—	668	—
Commercial	3,049	3,436	272	6,874	—

Total construction	5,664	8,954	306	16,554	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

As of December 31, 2009 and 2008, the recorded investment in loans that are considered to be impaired was as follows:

	2009	2008
	(In Thousands)
Impaired collateral-dependent loans with an allowance	$18,111	$22,439
Impaired collateral-dependent loans with no allowance	10,237	752

Total Impaired collateral-dependent loans	$28,348	$23,191

Average impaired loan balance	$23,575	$11,949

Allowance on impaired loans	$3,606	$7,455

Interest income recognized on impaired loans	$—	$279
The following table summarizes our recorded investment in financing receivables as of December 31, 2010:

		Individually	Collectively
		Evaluated	Evaluated
		for	for
	Total	Impairment	Impairment
	(In Thousands)

One-to four-family residential	$393,435	$583	$392,852
Multi-family residential and commercial	141,091	9,765	131,326
Construction:
Land only	9,067	600	8,467
One-to four-family residential	42,185	1,598	40,587
Multi-family residential	25,797	417	25,380
Commercial	31,444	3,049	28,395

Total construction	108,493	5,664	102,829
Home equity lines of credit	41,213	—	41,213
Commercial business loans	16,327	—	16,327
Consumer non-real estate loans	870	—	870

Total	$701,429	$16,012	$685,417

The following table summarizes the distribution of our allowance for loan losses in relation to our recorded investment in financing receivables as of December 31, 2010:

			Allowance	Allowance
			Allocated to	Allocated to
			Loans	Loans
		Total	Individually	Collectively
	Total	Allowance	Evaluated	Evaluated
	Financing	for Loan	for	for
	Receivable	Losses	Impairment	Impairment
	(In Thousands)

One-to four-family residential	$393,435	$528	$—	$528
Multi-family residential and commercial	141,091	841	—	841
Construction:
Land only	9,067	362	—	362
One-to four-family residential	42,185	1,100	34	1,066
Multi-family residential	25,797	28	—	28
Commercial	31,444	1,250	272	978

Total construction	108,493	2,740	306	2,434
Home equity lines of credit	41,213	82	—	82
Commercial business loans	16,327	75	—	75
Consumer non-real estate loans	870	6	—	6

Total	$701,429	$4,272	$306	$3,966

Loans are charged off when the loan is deemed uncollectible. Loans that are not charged off are placed on non-accrual status when collection of principal or interest is considered doubtful. One- to four-family residential loans are typically placed on non-accrual at the time the loan is 120 days delinquent, and all other loans are typically placed on non-accrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. In all cases, loans must be placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.
Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. For the years ended December 31, 2010, 2009 and 2008, approximately $143,000, $0 and $279,000 in interest income was recognized on non-accrual loans. Interest income foregone on non-accrual loans was $783,000, $489,000 and $561,000 for years ended December 31, 2010, 2009, and 2008, respectively.

The following table presents non-accrual loans by classes of the loan portfolio as of December 31, 2010:

2010
(In Thousands)

One-to four-family residential	$—
Multi-family residential and commercial	1,348
Construction:
Land only	600
One-to four-family residential	1,597
Multi-family residential	417
Commercial	3,050

Total construction	5,664
Home equity lines of credit	—
Commercial business loans	—
Consumer non-real estate loans	—

Total	$7,012

Non-accrual loans amounted to $7.0 million and $28.3 million, respectively, at December 31, 2010 and 2009. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $9.0 million and $34.6 million, respectively, at December 31, 2010 and 2009. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

The following table presents the classes of the loan portfolio summarized by past due status as of December 31, 2010:

							Recorded
							Investment
			90 Days			Total	90 Days or
	30-59 Days	60-89 Days	or More	Total		Financing	More and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(In Thousands)

One-to four-family residential	$2,674	$309	$1,211	$4,194	$389,241	$393,435	$1,211
Multi-family residential and commercial	3,216	—	725	3,941	137,150	141,091	725
Construction:
Land only	—	—	600	600	8,467	9,067	—
One-to four-family residential	—	—	1,611	1,611	40,574	42,185	14
Multi-family residential	—	—	417	417	25,380	25,797	—
Commercial	—	—	3,050	3,050	28,394	31,444	—

Total construction	—	—	5,678	5,678	102,815	108,493	14
Home equity lines of credit	20	24	76	120	41,093	41,213	76
Commercial business loans	—	—	—	—	16,327	16,327	—
Consumer non-real estate loans	—	—	—	—	870	870	—

Total	$5,910	$333	$7,690	$13,933	$687,496	$701,429	$2,026

A loan is classified as a TDR if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. We had six loans classified as TDRs at December 31, 2010, with an aggregate outstanding balance of $10.3 million at such date. The $10.3 million of total TDRs consisted of four multi-family residential and commercial real estate loans with an aggregate outstanding balance of $9.8 million and two one- to four-family residential mortgage loans with an aggregate outstanding balance of $583,000 at December 31, 2010. Except for one one- to four-family residential mortgage loan that was 30 days past due, none of the TDRs were delinquent at December 31, 2010. Of the six TDRs, one commercial real estate loan with an outstanding balance of $1.3 million at December 31, 2010 was classified as non-accrual. No specific allowance was reserved on any of the TDRs at such date. The loans are deemed to be TDRs due to concessions made to borrowers considered to be experiencing financial difficulties and we have reduced either the monthly payments or interest rate from the original contractual terms. We have no commitments to lend additional funds to the borrowers under any of these loans. We had one TDR at December 31, 2009 with an outstanding balance of $2.5 million at such date. This loan is the commercial real estate loan with an outstanding balance of $1.3 million at December 31, 2010 that was classified as non-accrual at such date. This loan was also classified as non-accrual at December 31, 2009.
Following is a summary of changes in the balance of real estate owned:

	Year Ended December 31,
	2010	2009	2008

Balance—beginning of year	$22,818,856	$1,739,599	$1,558,000
Additions	10,641,000	25,582,818	1,159,367
Capitalized improvements	575,699	1,129,046	699,618
Valuation adjustments	(350,981)	(4,501,580)	—
Dispositions	(10,096,435)	(1,131,027)	(1,677,386)

Balance—end of year	$23,588,139	$22,818,856	$1,739,599

7.	ACCRUED INTEREST RECEIVABLE
Accrued interest receivable consists of the following:

	December 31,
	2010	2009

Investments and interest-bearing deposits	$749,008	$616,135
Mortgage-backed securities	702,759	872,174
Loans receivable	2,651,217	2,790,723

Total	$4,102,984	$4,279,032

8.	PROPERTY AND EQUIPMENT
Property and equipment is summarized by major classifications as follows:

	December 31,
	2010	2009
Land and buildings	$6,676,982	$6,669,937
Leasehold improvements	5,962,355	5,940,929
Furniture and fixtures	6,872,711	6,695,298

Total	19,512,048	19,306,164
Accumulated depreciation	(9,760,354)	(8,882,974)

Total property and equipment, net of accumulated depreciation	$9,751,694	$10,423,190

Certain office facilities and equipment are leased under various operating leases. The leases range in terms from one year to 20 years, some of which include renewal options as well as specific provisions relating to rent increases. Rent expense on those lease agreements that contain incremental increases in rent is recognized on a straight-line basis over the life of the lease. Rental expense under operating leases was approximately $930,000, $917,000, and $871,000 for the years ended December 31, 2010, 2009, and 2008, respectively.
Future minimum annual rental payments required under non-cancelable operating leases are as follows:

December 31,
2010

2011	$900,583
2012	874,667
2013	800,384
2014	550,024
2015	494,271
Thereafter	926,259

$4,546,188

9.	DEPOSITS
Deposits consist of the following major classifications:

	December 31,
	2010		2009
Type of Account	Amount	Percent	Amount	Percent

Certificates	$432,016,478	48.0%	$456,773,978	53.8%
Passbook and MMDA	326,060,212	36.2	265,487,994	31.2
NOW	92,174,500	10.3	82,791,871	9.7
DDA	49,807,778	5.5	45,146,650	5.3

Total	$900,058,968	100.0%	$850,200,493	100.0%

Interest expense for each major classification of deposit account is as follows:

	Year Ended December 31,
	2010	2009	2008

Certificates	$10,143,069	$12,855,180	$15,090,905
Passbook and MMDA	2,495,067	2,546,999	1,912,965
NOW	36,370	37,734	20,359

Total	$12,674,506	$15,439,913	$17,024,229

The weighted average rate paid on deposits at December 31, 2010 and 2009, was 1.23% and 1.50%, respectively. Deposits in amounts greater than $100,000 were approximately $220.5 million and $246.0 million in the aggregate at December 31, 2010 and 2009, respectively, of which approximately $127.9 million and $186.9 million were due in one year or less at December 31, 2010 and 2009, respectively. Historically, deposit amounts in excess of $100,000 were generally not federally insured, however, beginning in 2008 Congress enacted legislation to temporarily increase FDIC deposit insurance limits from $100,000 to $250,000 per depositor. In 2010, Congress made this increased limit permanent.

A summary of certificates by maturities is as follows:

	December 31,
	2010		2009
	Amount	Percent	Amount	Percent

One year or less	$238,503,547	55.2%	$328,567,514	71.9%
One through two years	45,376,964	10.5	37,415,798	8.2
Two through three years	22,776,002	5.2	11,547,995	2.5
Three through four years	34,877,776	8.1	11,433,828	2.5
Four through five years	25,515,522	6.0	27,942,524	6.1
Over five years	64,966,667	15.0	39,866,319	8.8

Total	$432,016,478	100.0%	$456,773,978	100.0%

10.	ADVANCES FROM FEDERAL HOME LOAN BANK
Advances from Federal Home Loan Bank consist of the following:

	December 31,
	2010		2009
		Weighted		Weighted
		Interest		Interest
Maturing Period	Amount	Rate	Amount	Rate

One year or less	$24,885,319	3.19%	$35,082,340	5.62%
One through two years	1,733,395	2.99	20,427,753	5.32
Two through three years	33,343,671	2.74	2,988,928	2.99
Three through four years	10,211,069	4.71	43,704,478	2.71
Four through five years	30,251,573	4.27	10,270,719	4.72
Over five years	9,449,647	2.35	34,265,217	4.25

Total	$109,874,674	2.67%	$146,739,435	4.28%

The advances are collateralized by all of the Federal Home Loan Bank stock we hold and substantially all of our qualifying first mortgage loans and certain mortgage-backed securities. The weighted average interest rate on FHLB advances was 2.67% and 4.28% at December 31, 2010 and 2009, respectively. The average balance outstanding was approximately $126.6 million and $180.9 million for the years ended December 31, 2010 and 2009 respectively. The maximum amount outstanding at any month-end was $144.7 million and $255.5 million for the years ended December 31, 2010 and 2009, respectively.
11.	OTHER BORROWED MONEY
During the years ended December 31, 2010 and 2009 the Bank entered into overnight repurchase agreements with commercial checking account customers. At December 31, 2010 and 2009, the amounts outstanding were $15.9 million and $16.7 million, respectively. Interest expense on customer repurchase agreements was $73,000, $74,000, and $358,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Collateral for customer repurchase agreements was mortgage-backed securities. The market value of the collateral was approximately equal to the amounts outstanding. The weighted average interest rate on other borrowed money was 0.42% and 0.34% at December 31, 2010 and 2009, respectively. The average balance outstanding was approximately $22.6 million and $23.3 million for the years ended December 31, 2010 and 2009, respectively. The maximum amount outstanding at any month-end was approximately $29.0 million and $30.6 million, respectively, for the years ended December 31, 2010 and 2009.

12.	INCOME TAXES
The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$847,758	$(4,557,689)	$3,904,700
State	—	4,288	550

Total current	847,758	(4,553,401)	3,905,250
Deferred—federal	1,697,486	(745,766)	(4,183,674)

Total income tax provision (benefit)	$2,545,244	$(5,299,167)	$(278,424)

The following table presents a reconciliation between the reported income tax expense and the income tax expense which would be computed by applying the normal federal income tax rate of 34% to income before income taxes:

	Year Ended December 31,
	2010	2009	2008
At statutory rate	$3,479,900	$(4,247,276)	$626,002
Adjustments resulting from:
State tax—net of federal tax benefit	—	2,830	363
Tax-exempt loan and investment income	(528,496)	(546,056)	(488,077)
Income on bank owned life insurance	(598,932)	(611,426)	(641,499)
Other	192,752	102,761	224,787

Total	$2,545,224	$(5,299,167)	$(278,424)

Effective income tax rate	24.9%	42.4%	(15.1)%

Items that gave rise to significant portions of the deferred tax accounts are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Allowance for loan losses	$1,452,350	$3,090,720
Deferred compensation	2,097,730	2,048,647
Write-down of impaired investments	295,529	295,526
Write-down of real estate owned	164,158	1,530,537
Property and equipment	219,098	—
Alternative minimum tax refund	837,440	—
Other assets	365,883	181,702

Total deferred tax assets	5,432,188	7,147,132

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(1,427,662)	(2,082,171)
Deferred loan fees	(364,331)	(333,723)
Property and equipment	—	(8,875)
Other liabilities	(8,977)	(10,916)

Total deferred tax liabilities	(1,800,970)	(2,435,685)

Net deferred tax asset	$3,631,218	$4,711,447

The Bank uses the specific charge-off method for computing reserves for bad debts. The bad debt deduction allowable under this method is available to large banks with assets greater than $500 million. Generally, this method allows the Bank to deduct an annual addition to the reserve for bad debts equal to its net charge-offs. Retained earnings at December 31, 2010 and 2009 include approximately $3,250,000 representing bad debt deductions for which no deferred income tax has been provided. This amount represents the Bank’s bad debt reserve as of the base year and is not subject to recapture as long as the Bank continues to carry on the business of banking.
13.	PENSION AND PROFIT SHARING PLANS
Deferred Compensation Plans
The Company maintains an executive deferred compensation plan for selected executive officers under which the Board of Directors may elect to contribute a portion of the Company’s net profits. In December 2005, the Board of Directors elected to freeze this plan retroactive to January 1, 2005, such that no further contributions will be made on behalf of the executive officers under the plan. The Board of Directors took this action upon its review of the total compensation programs available to the Company’s executive officers, including the increased benefits available as a result of the equity compensation plans adopted by the Company’s shareholders in June 2005. The Company also maintains a board of directors deferred compensation plan into which the Board of Directors may elect to contribute a percentage of their board fees. The expense relating to these plans was approximately $0 for each of the years ended December 31, 2010, 2009, and 2008. The liability for these plans at December 31, 2010 and 2009 was approximately $1.1 million and $1.0 million, respectively.

Supplemental Retirement Plan
The Company maintains a nonqualified, unfunded, defined benefit, supplemental retirement plan (“SERP”) for the Board of Directors and certain officers. The funded status of the plan is as follows:

	December 31,
	2010	2009
Fair value of plan assets	$—	$—
Benefit obligations	2,874,018	2,727,418

Funded status	$(2,874,018)	$(2,727,418)

Net amount recognized	$(2,874,018)	$(2,727,418)

As benefit payments come due under the plan, the Company will make contributions to the plan in an amount sufficient to fund the payments. During 2010, the Company paid approximately $73,000 in benefits to participants of the plan. Future benefit payments scheduled to be paid to participants under the plan as of December 31, 2010 are as follows:

2011	$73,350
2012	73,350
2013	55,950
2014	55,950
2015	37,200
2016 - 2019	96,600

$392,400

Amounts related to the plan have been recognized in the balance sheet in accumulated other comprehensive income, net of tax, as follows:

	December 31,
	2010	2009
Amount recognized in accumulated other comprehensive loss for:
Net actuarial (gain) loss	$(38,191)	$(44,884)
Prior service cost	137,167	216,172

Total recognized in accumulated other comprehensive loss	$98,976	$171,288

The components of net periodic pension cost and other changes in the amounts recognized in accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2010	2009	2008
Components of net periodic plan cost:
Service cost	$74,853	$87,993	$120,652
Interest cost	134,956	150,480	128,905
Expected return on assets	—	—	—
Amortization of prior service cost	119,705	121,925	121,925
Amortization of net actuarial gain	—	(37,094)	(215,894)

Net periodic plan cost	329,514	323,304	155,588

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (loss):
Net loss (gain)	10,141	197,779	(590,480)
Amortization of prior service costs	(119,705)	(121,925)	(121,925)
Amortization of net actuarial gain	—	37,094	215,894

Total recognized in accumulated other comprehensive income (loss)	(109,564)	112,948	(496,511)

Total recognized in net periodic plan cost and accumulated other comprehensive income (loss)	$219,950	$436,252	$(340,923)

The following weighted average assumptions were used in calculating the net periodic pension cost:

	Year Ended December 31,
	2010	2009	2008

Discount rate	5.03%	6.45%	5.89%
Rate of return on assets	n/a	n/a	n/a
Rate of increase in future board fees/salary levels	3.00%	4.00%	4.00%
The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2011 are as follows:

Prior service cost	$(116,368)
Net actuarial gain	—

Total amount recognized	$(116,368)

401(k) Plan
The Company also maintains a 401(k) retirement plan for substantially all of its employees. Certain senior officers of the Bank have been designated as Trustees of the 401(k) plan. The Company matches 50% of an employee’s contribution up to 6% of the employee’s annual gross compensation. The expense incurred for this plan was approximately $126,000, $120,000, and $130,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are scheduled to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are scheduled to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At December 31, 2010, the ESOP held approximately 1.5 million unallocated shares of Company common stock with a fair value of $17.3 million of which approximately 96,000 shares were committed to be released. At December 31, 2010, the ESOP also held approximately 482,000 allocated shares with a fair value of $5.7 million. During the year ended December 31, 2010, approximately 96,000 shares were committed to be released to participants, resulting in recognition of approximately $902,000 in compensation expense. These shares were subsequently released to participants’ accounts in the first quarter of 2011. During the year ended December 31, 2009 and 2008, approximately 96,000 shares were committed to be released to participants in each year, resulting in recognition of approximately $751,000 and $945,000 in compensation expense, respectively. These shares were subsequently released to participants’ accounts in the first quarters of 2010 and 2009, respectively. Due to the Company’s announced merger with Susquehanna Bancshare’s, it is expected that during the third quarter of 2011 the remaining unallocated shares will be sold to repay the then outstanding balances of the loans obtained to acquire the ESOP shares, with any excess shares distributed to participants in accordance with the provisions of the ESOP. See Note 18 for further details of the proposed merger with Susquehanna.
Rabbi Trust
During 2004, the Company established a rabbi trust to fund certain benefit plans. An officer of the Bank has been designated as Trustee of the trust. In addition to cash balances, the trust holds shares of Company common stock that were purchased for the benefit of certain officers and directors that acquired shares through our deferred compensation plans. Participants may acquire additional shares through the Company’s dividend reinvestment plan or through purchases with cash balances held by the trust. Distributions are made to participants as payments are required under certain benefit plans of the Company. Distributions are made in cash, to the extent cash is available, or in shares of Company stock when the trust does not hold a sufficient cash balance for the benefiting participant. Company stock is not sold by the trust to make cash distributions. Approximately 2,000 and 39,000 shares, respectively, were distributed by the trust in 2010 and 2009. As of December 31, 2010, the trust holds approximately 161,000 shares of the Company’s common stock as well as an additional $10,000 in cash. The assets of the trust are sufficient to cover the liabilities of the Company’s executive deferred compensation plan and board of directors deferred compensation plan.

Recognition and Retention Plans
In June 2005, the shareholders of Abington Community Bancorp approved the adoption of the 2005 Recognition and Retention Plan (the “2005 RRP”). As a result of the second-step conversion, the 2005 RRP became a stock benefit plan of the Company and the shares of Abington Community Bancorp held by the 2005 RRP were converted to shares of Company common stock. Certain senior officers of the Bank have been designated as Trustees of the 2005 RRP. The 2005 RRP provides for the grant of shares of common stock of the Company to certain officers, employees and directors of the Company. In order to fund the 2005 RRP, the 2005 Recognition Plan Trust (the “2005 Trust”) acquired 457,056 shares (adjusted for the second-step conversion exchange ratio) of common stock in the open market for approximately $3.7 million, an average price of $8.09 per share (as adjusted). The Company made sufficient contributions to the 2005 Trust to fund the purchase of these shares. No additional purchases are expected to be made by the 2005 Trust under this plan. Pursuant to the terms of the plan, all 457,056 shares acquired by the 2005 Trust have been granted to certain officers, employees and directors of the Company, however, due to the forfeiture of shares by certain officers of the Company, 4,416 shares remain available for future grant at December 31, 2010. 2005 RRP shares generally vest at the rate of 20% per year over five years.
In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. The Company made sufficient contributions to the 2007 Trust to fund the purchase of these shares. Pursuant to the terms of the plan, 543,700 shares acquired by the 2007 Trust were granted to certain officers, employees and directors of the Company beginning in January 2008. Due to the forfeiture of shares by certain officers of the Company in addition to unawarded shares, 25,416 shares remain available for future grant at December 31, 2010. 2007 RRP shares generally vest at the rate of 20% per year over five years.
A summary of the status of the shares under the 2005 and 2007 RRP as of December 31, 2010, 2009 and 2008, and changes during the years ended December 31, 2010, 2009 and 2008 are presented below. The number of shares and weighted average grant date fair value for all periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		average		average		average
	Number of	grant date	Number of	grant date	Number of	grant date
	shares	fair value	shares	fair value	shares	fair value
Nonvested at the beginning of the year	481,272	$8.79	661,763	$8.72	274,874	$7.54
Granted	19,000	11.89	12,500	6.72	524,200	9.12
Vested	(180,736)	8.37	(182,751)	8.39	(91,411)	7.54
Forfeited	(8,476)	8.91	(10,240)	8.89	(45,900)	8.61

Nonvested at the end of the year	311,060	$9.21	481,272	$8.79	661,763	$8.72

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the Company’s stock at the date of grant. During the years ended December 31, 2010, 2009 and 2008, approximately 139,000, 179,000 and 177,000 shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares. During years ended December 31, 2010, 2009 and 2008, approximately $1.2 million, $1.5 million and $1.5 million, respectively, was recognized in compensation expense for the plans. During the years ended December 31, 2010, 2009, and 2008, a tax benefit of approximately $384,000, $452,000 and $550,000, respectively, was recognized from the plans. As of December 31, 2010, approximately $2.1 million in additional compensation expense is scheduled to be recognized over the remaining lives of the RRP awards. At December 31, 2010, the weighted average remaining lives of the RRP awards was approximately 2.3 years. Under the terms of the 2005 RRP and 2007 RRP, any unvested RRP awards will become fully vested upon a change in control, such as the proposed merger with Susquehanna, resulting in the full recognition of any unrecognized expense.

Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of December 31, 2010, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan of which 16,696 shares remain available for grant.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). As with the 2005 Option Plan, under the 2007 Option Plan options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of December 31, 2010, a total of 1,302,990 shares of common stock have been reserved for future issuance pursuant to the 2007 Option Plan of which 182,290 shares remain available for grant.
Any remaining unvested SOP awards will become fully vested in accordance with the provisions of the Plans upon a change in control, such as the proposed merger with Susquehanna, resulting in the full recognition of any unrecognized expense. See Note 18 for further details of the proposed merger with Susquehanna.
A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of December 31, 2010, 2009 and 2008, and changes during the years ended December 31, 2010, 2009 and 2008 are presented below. The number of options and weighted average exercise price for all prior periods have been adjusted for the exchange ratio as a result of our second-step conversion:

	Year Ended December 31,
	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price	shares	Price
Outstanding at the beginning of the year	2,198,888	$8.47	2,206,296	$8.48	1,135,180	$7.74
Granted	—	—	16,000	6.72	1,272,500	9.12
Exercised	(16,048)	7.82	(6,736)	7.51	(56,160)	7.51
Forfeited	(15,140)	8.56	(16,672)	9.04	(145,224)	8.67

Outstanding at the end of the year	2,167,700	$8.47	2,198,888	$8.47	2,206,296	$8.48

Exercisable at the end of the year	1,442,672	$8.15	1,022,468	$8.00	589,100	$7.64

The following table summarizes all stock options outstanding under the 2005 and 2007 Option Plans as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in years)
$6.00 - $7.00	12,500	$6.72	9.0	2,500	$6.72
7.01 - 8.00	899,520	7.51	4.5	899,520	7.51
8.01 - 9.00	7,200	8.35	4.9	7,200	8.35
9.01 - 10.00	1,209,200	9.15	7.1	501,900	9.17
Over 10.00	39,280	10.18	5.9	31,552	10.18

Total	2,167,700	$8.47	6.0	1,442,672	$8.15

Intrinsic value	$7,454,203			$5,467,101

No options were granted during 2010. The estimated fair value of options granted during 2009 and 2008 was $1.67 and 2.13 per share, respectively. The fair value was estimated on the date of grant in accordance with ASC 718 using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used:

	Year Ended December 31,
	2009	2008
Dividend yield	2.98%	1.88%
Expected volatility	32.88%	23.25%
Risk-free interest rate	2.33%	3.13 - 3.49%
Expected life of options	6 years	4 - 7 years
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
During the years ended December 31, 2010, 2009 and 2008, approximately $713,000, $880,000 and $860,000, respectively, was recognized in compensation expense for the Option Plans. During the years ended December 31, 2010, 2009 and 2008, a tax benefit of approximately $74,000, $90,000 and $122,000, respectively, was recognized from the plans. During 2010, 2009 and 2008, approximately $4,000, $2,000 and $38,000, respectively, of the tax benefit was due to the exercise of approximately 16,000, 7,000 and 56,000 options, respectively, for which the Company received proceeds of approximately $125,000, $51,000 and $422,000, respectively. At December 31, 2010, approximately $1.1 million in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense is scheduled to be recognized is approximately 1.0 years.

14.	COMMITMENTS AND CONTINGENCIES
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At December 31, 2010 and 2009, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $114.9 million and $125.9 million, respectively, in the aggregate.
The Bank had approximately $2.9 million in outstanding mortgage loan commitments at December 31, 2010. The commitments are expected to be funded within 90 days with all $2.9 million in fixed rates of interest ranging from 4.125% to 4.875%. These loans were not originated for resale. Also outstanding at December 31, 2010 were unused home equity lines of credit totaling approximately $30.2 million and unused commercial lines of credit totaling approximately $51.8 million. The unused portion of our construction loans in process at December 31, 2010 amounted to approximately $30.1 million.
The Bank had approximately $2.1 million in outstanding mortgage loan commitments at December 31, 2009. The commitments generally were funded within 90 days with $2.1 million in fixed rates of interest ranging from 4.875% to 5.50%. These loans were not originated for resale. Also outstanding at December 31, 2009 were unused home equity lines of credit totaling approximately $27.6 million and unused commercial lines of credit totaling approximately $42.0 million. The unused portion of our construction loans in process at December 31, 2009 amounted to approximately $54.2 million.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At December 31, 2010 and December 31, 2009, the Bank had letters of credit outstanding of approximately $48.3 million and $48.5 million, respectively, of which $47.5 million and $47.6 million, respectively, were standby letters of credit. At December 31, 2010 and 2009, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000 and $219,000, respectively, all of which was for standby letters of credit in both years. The current amount of the liability for guarantees under letters of credit was not material as of December 31, 2010 and 2009.

The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.
Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At December 31, 2010, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2010 and 2009, the Bank met all capital adequacy requirements to which it was subject.
As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Tier I risk-based, total risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are presented in the table below:

					To Be Well Capitalized
			Required for		Under Prompt
			Capital Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
As of December 31, 2010:
Total Capital (to Risk Weighted Assets)	$177,432	23.89%	$1,000	8.00%	$74,000	10.00%
Tier I Capital (to Risk Weighted Assets)	173,138	23.31	30,000	4.00	45,000	6.00
Tier I Capital (to Average Assets)	173,138	13.84	50,000	4.00	63,000	5.00
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$171,757	21.16%	$1,000	8.00%	$81,000	10.00%
Tier I Capital (to Risk Weighted Assets)	162,666	20.04	32,000	4.00	49,000	6.00
Tier I Capital (to Average Assets)	162,666	13.14	50,000	4.00	62,000	5.00
The following table reconciles the Bank’s GAAP capital to its regulatory capital as of the dates indicated:

	December 31,
	2010	2009
	(In Thousands)

Total equity capital	$175,813	$166,540
LESS:
Net unrealized gain on AFS securities	2,771	4,042
Net unrecognized deferred compensation costs	(99)	(171)
Disallowed servicing assets	3	3

Tier 1 Capital	$173,138	$162,666

Allowance for loan losses includable in Tier 2 capital	4,272	9,090
Unrealized gain on AFS equity securities includable in Tier 2 capital	22	1

Total risk-based capital	$177,432	$171,757

16.	FAIR VALUE MEASUREMENTS
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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2010 and December 31, 2009, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.
Following is a description of valuation methodologies used in determining the fair value for our assets and liabilities.
Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment and Mortgage-backed Securities Available for Sale—Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. Level 1 securities include equity securities such as common stock and mutual funds traded on active exchanges. Level 2 securities include corporate bonds, agency bonds, municipal bonds, certificates of deposit, mortgage-backed securities, and collateralized mortgage obligations. Investment and mortgage-backed securities held to maturity are carried at amortized cost.
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
Impaired Loans— A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral less estimated cost to sell. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. We obtained current appraisals of the collateral underlying all of our impaired loans for the periods presented. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at December 31, 2010 and 2009 that were recorded at fair value are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, all of these impaired loans were classified as Level 3 assets at such dates.
Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

FHLB Stock— Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. FHLB stock is evaluated for impairment based on the ultimate recoverability of the par value of the security. We have evaluated our FHLB stock for impairment, and we have determined that the stock was not impaired at December 31, 2010.
Real Estate Owned— Real estate owned includes foreclosed properties securing commercial and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. As is the case for collateral of impaired loans, fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisal process for real estate owned is identical to our appraisal process for the collateral of impaired loans. Our current portfolio of real estate owned is comprised of commercial and construction properties for which comparable properties within the area are not available. Our appraisers have relied on certain judgments in determining how our specific properties compare in value to other properties that are not identical in design or in geographic area and, accordingly, we classify real estate owned as a Level 3 asset.
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

The table below presents the balances of asset measured at fair value on a recurring basis:

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$99,312,700	$—	$99,312,700	$—
Corporate bonds and commercial paper	3,558,295	—	3,558,295	—
Municipal bonds	19,320,900	—	19,320,900	—
Equity securities:
Mutual funds	2,712,006	2,712,006	—	—

Total investment securities available for sale	124,903,901	2,712,006	122,191,895	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,006	$—	$2,006	$—
FNMA pass-through certificates	31,928,307	—	31,928,307	—
FHLMC pass-through certificates	28,648,152	—	28,648,152	—
Collateralized mortgage obligations	107,594,331	—	107,594,331	—

Total mortgage-backed securities available for sale	168,172,796	—	168,172,796	—

Total	$293,076,697	$2,712,006	$290,364,691	$—

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$56,459,667	$—	$56,459,667	$—
Corporate bonds and commercial paper	3,121,440	—	3,121,440	—
Municipal bonds	22,055,175	—	22,055,175	—
Certificates of deposit	99,000	—	99,000	—
Equity securities:
Common stock	9	9	—	—
Mutual funds	2,581,980	2,581,980	—	—

Total investment securities available for sale	84,317,271	2,581,989	81,735,282	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,833	$—	$2,833	$—
FNMA pass-through certificates	48,079,095	—	48,079,095	—
FHLMC pass-through certificates	51,201,450	—	51,201,450	—
Collateralized mortgage obligations	39,345,214	—	39,345,214	—

Total mortgage-backed securities available for sale	138,628,592	—	138,628,592	—

Total	$222,945,863	$2,581,989	$220,363,874	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2010 and 2009:

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Impaired loans:
Multi-family residential and commerical	$1,348,304	$—	$—	$1,348,304
Construction	5,357,844	—	—	5,357,844

Total impaired loans	6,706,148	—	—	6,706,148
Real estate owned	23,588,139	—	—	23,588,139

Total	$30,294,287	$—	$—	$30,294,287

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Impaired loans:
Multi-family residential and commerical	$3,646,396	$—	$—	$3,646,396
Construction	10,859,266	—	—	10,859,266

Total impaired loans	14,505,662	—	—	14,505,662
Real estate owned	22,818,856	—	—	22,818,856

Total	$37,324,518	$—	$—	$37,324,518

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

	December 31,
	2010		2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$77,687	$77,687	$44,714	$44,714
Investment securities	145,289	145,710	104,704	105,105
Mortgage-backed securities	225,045	226,511	215,779	215,926
Loans receivable—net	696,444	702,343	764,560	769,058
FHLB stock	13,877	13,877	14,608	14,608
Accrued interest receivable	4,103	4,103	4,279	4,279

Liabilities:
Deposits	$900,059	$886,873	$850,200	$836,176
Advances from Federal
Home Loan Bank	109,875	114,772	146,739	152,773
Other borrowed money	15,881	15,881	16,673	16,673
Accrued interest payable	912	912	1,807	1,807
Off balance sheet financial instruments	—	—	—	—
The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.	ABINGTON BANCORP, INC. (PARENT COMPANY ONLY)
Certain condensed financial information follows:
STATEMENTS OF FINANCIAL CONDITION

	December 31, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$21,326,996	$32,443,052
Investment in Abington Bank	175,813,155	166,539,607
Loans receivable	14,728,503	15,265,847
Other assets	41,318	39,062

TOTAL ASSETS	$211,909,972	$214,287,568

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable and accrued expenses	$10	$105,568

STOCKHOLDERS’ EQUITY

Total stockholders’ equity	211,909,962	214,182,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,909,972	$214,287,568

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
INCOME:
Interest on loans	$1,058,580	$1,088,613	$1,116,913

Total income	1,058,580	1,088,613	1,116,913

EXPENSES:
Professional services	502,308	500,100	533,899
Other	617,282	585,152	591,880

Total expenses	1,119,590	1,085,252	1,125,779

(LOSS) INCOME BEFORE INCOME TAXES AND EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARY	(61,010)	3,361	(8,866)

EQUITY IN UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARY	7,730,045	(7,192,211)	2,140,825

(BENEFIT) PROVISION FOR INCOME TAXES	(20,741)	3,972	12,354

NET INCOME (LOSS)	$7,689,776	$(7,192,822)	$2,119,605

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$7,689,776	$(7,192,822)	$2,119,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Undistributed (income) loss of subsidiary	(7,730,045)	7,192,211	(2,140,825)
Changes in assets and liabilities which (used) provided cash:
Other assets	(2,257)	(27,318)	149,514
Accounts payable and accrued expenses	(105,558)	(308,119)	374,187

Net cash (used in) provided by operating activities	(148,084)	(336,048)	502,481

INVESTING ACTIVITIES:
Principal collected on loans	537,344	507,310	479,011
Disbursements for loans	—	—	—
Investment in Abington Bank	—	—	—

Net cash provided by investing activities	537,344	507,310	479,011

FINANCING ACTIVITIES:
Proceeds from stock issuance, net	—	—	—
Proceeds from exercise of stock options	125,416	50,617	421,762
Purchases of treasury stock	(7,655,713)	(16,988,633)	(10,953,623)
Payment of cash dividends	(3,975,019)	(4,009,403)	(4,472,987)

Net cash used in financing activities	(11,505,316)	(20,947,419)	(15,004,848)

NET DECREASE INCREASE IN CASH AND CASH EQUIVALENTS	(11,116,056)	(20,776,157)	(14,023,356)

CASH AND CASH EQUIVALENTS—Beginning of period	32,443,052	53,219,209	67,242,565

CASH AND CASH EQUIVALENTS—End of period	$21,326,996	$32,443,052	$53,219,209

18.	MERGER AGREEMENT WITH SUSQUEHANNA BANCSHARES, INC.
On January 26, 2011, the Company and Susquehanna entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which the Company will merge with and into Susquehanna (the “Merger”). Promptly following consummation of the Merger, it is expected that the Bank will merge with and into Susquehanna Bank (the “Bank Merger”). The Merger is expected to be completed during the third quarter of 2011.
Under the terms of the Merger Agreement, upon consummation of the Merger, shareholders of the Company will receive 1.32 shares (the “Exchange Ratio”) of Susquehanna common stock for each share of common stock they own. The Merger Agreement also provides that all options to purchase Company stock which are outstanding and unexercised immediately prior to the closing (“Continuing Options”) under the Company’s Amended and Restated 2005 Stock Option Plan and its 2007 Stock Option Plan, shall become fully vested and exercisable and be converted into fully vested and exercisable options to purchase shares of Susquehanna stock.
At the closing of the Merger, Susquehanna and Susquehanna Bank will appoint Mr. Robert W. White, the Company’s Chairman, President and Chief Executive Officer, as a director of each of Susquehanna and Susquehanna Bank. In the event that Mr. White is unable or unwilling to serve as a director of Susquehanna and Susquehanna Bank pursuant to the terms of the Merger Agreement, another director of Abington, as mutually agreed upon by the Company and Susquehanna, shall be substituted for Mr. White, to serve as a member of the Susquehanna and Susquehanna Bank boards of directors. Mr. White also will become an Executive Vice President of Susquehanna Bank.

The Merger Agreement contains (a) customary representations and warranties of the Company and Susquehanna, including, among others, with respect to corporate organization, capitalization, corporate authority, third party and governmental consents and approvals, financial statements, and compliance with applicable laws, (b) covenants of the Company to conduct its business in the ordinary course until the Merger is completed; and (c) covenants of the Company and Susquehanna not to take certain actions. The Company has also agreed not to (i) solicit proposals relating to alternative business combination transactions or (ii) subject to certain exceptions, enter into discussions concerning, or provide confidential information in connection with, any alternative transactions.
Consummation of the Merger is subject to certain conditions, including, among others, approval of the Merger by shareholders of both the Company and Susquehanna, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, effectiveness of the registration statement to be filed with the SEC to register shares of Susquehanna common stock to be offered to shareholders of the Company, absence of a material adverse effect, and receipt of tax opinions.
The Merger Agreement also contains certain termination rights for the Company and Susquehanna, as the case may be, applicable upon the occurrence or non-occurrence of certain events. If the Merger is not consummated under certain circumstances, the Company has agreed to pay Susquehanna a termination fee of $11.0 million.
******

SUPPLEMENTARY DATA
SUMMARIZED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table presents summarized consolidated quarterly data for each of the last two years.

Three Months Ended:	December 31,	September 30,	June 30,	March 31,
	(Dollars in thousands, except per share data)
2010
Total interest income	$12,348	$12,970	$12,898	$13,101
Total interest expense	3,983	4,502	4,667	4,857

Net interest income	8,365	8,468	8,231	8,244
Provision for loan losses	413	—	—	563

Net interest income after provision for loan losses	7,952	8,468	8,231	7,681
Total non-interest income	867	611	806	355
Total non-interest expense	6,212	6,160	6,397	5,968

Income before income taxes	2,607	2,919	2,640	2,068
Income taxes	663	754	668	460

Net income	$1,944	$2,165	$1,972	$1,608

Basic earnings per share	$0.11	$0.12	$0.10	$0.08
Diluted earnings per share	$0.09	$0.11	$0.10	$0.08

2009
Total interest income	$13,434	$13,017	$13,568	$13,725
Total interest expense	5,207	5,616	5,972	6,140

Net interest income	8,227	7,401	7,596	7,585
Provision for loan losses	6,413	8,803	3,405	117

Net interest income after provision for loan losses	1,814	(1,402)	4,191	7,468
Total non-interest income (loss)	503	(4,146)	1,132	1,016
Total non-interest expense	5,707	5,517	6,254	5,590

(Loss) income before income taxes	(3,390)	(11,065)	(931)	2,894
Income taxes (benefit)	(1,399)	(4,089)	(553)	742

Net (loss) income	$(1,991)	$(6,976)	$(378)	$2,152

Basic (loss) earnings per share	$(0.10)	$(0.36)	$(0.02)	$0.10
Diluted (loss) earnings per share	$(0.10)	$(0.36)	$(0.02)	$0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management, including the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.
The Company’s internal control over financial reporting as of December 31, 2010 has been audited by ParenteBeard LLC, an independent registered public accounting firm, as stated in their report which is included in the following pages.

2.	Attestation Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Abington Bancorp, Inc. and subsidiaries Jenkintown, Pennsylvania

We have audited Abington Bancorp, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abington Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition and the related consolidated statements of operations, stockholders’ equity and cash flows of Abington Bancorp, Inc. and its subsidiaries, and our report dated March 14, 2011, expressed an unqualified opinion.

/s/ ParenteBeard LLC
Malvern, Pennsylvania March 14, 2011
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
Our Articles of Incorporation provide that the Board of Directors shall be divided into three classes as nearly equal in number as possible. The directors are elected by our shareholders for staggered terms and until their successors are elected and qualified. No director is related to any other director or executive officer by blood, marriage or adoption.
The following tables present information concerning our directors, all of whom also serve as directors of Abington Bank. Ages are reflected as of March 1, 2011. Where applicable, service as a director includes service as a director of Abington Bank.

Age and Principal Occupation During the Past Five Years/
Name	Public Directorships

Douglas S. Callantine	President of Grosvenor Investment Management US, Inc., a privately owned property group, since 2006, following Grosvenor’s acquisition of Legg Mason Real Estate Services, where he had been President since 1987. Age 59. Director since 2007.

Mr. Callantine brings a wealth of real estate management and investment expertise to the Board from his service with an international property development and investment group and his prior service as President of Legg Mason Real Estate Services for nearly 20 years.

Age and Principal Occupation During the Past Five Years/
Name	Public Directorships

Michael F. Czerwonka, III, CPA	Partner, Fitzpatrick & Czerwonka, Certified Public Accountants, Abington, Pennsylvania, since 1988 and Treasurer of Abington School District, Abington, Pennsylvania from July, 2004 to June, 2005. Mr. Czerwonka is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Age 57.

As a certified public accountant, Mr. Czerwonka brings a wealth of financial expertise and practical knowledge to the Board. Mr. Czerwonka owns and oversees a professional accounting firm and has extensive knowledge of Abington Bank through his tenure as a director since 1998.

Jane Margraff Kieser	Retired. Formerly, Senior Vice President, Operations and Human Resources, Abington Bank from 1980 to December 2001. Age 75. Director since 2002.

Ms. Kieser brings valuable banking and institutional knowledge to the Board having served as our Senior Vice President of Operation and Human Resources for more than 20 years.

Robert J. Pannepacker, Sr.	President, Penny’s Flowers, a florist in Glenside, Pennsylvania since 1966. Age 62.

Mr. Pannepacker brings significant business and management expertise to the Board as the President and owner of a family operated business serving the greater Philadelphia area. Mr. Pannepacker has extensive knowledge of Abington Bank through his tenure as a director since 1991.

Jack J. Sandoski, CPA	Director since 2010. Senior Vice President and Chief Financial Officer of Abington Bancorp since June 2004; Senior Vice President of Abington Bank since 1997 and Chief Financial Officer and Treasurer since 1988. Age 67.

As a certified public accountant, Mr. Sandoski brings a wealth of financial expertise to the Board. Mr. Sandoski has gained valuable banking and institutional knowledge from his years of service as our Chief Financial Officer.

Robert W. White	Chairman of the Board, President and Chief Executive Officer of Abington Bancorp since June 2004; Chairman of the Board and Chief Executive Officer of Abington Bank since 1994 and President since 1991. Age 66. Director since 1977.

Mr. White brings valuable insight and knowledge to the Board of Abington Bancorp due to his service as its President and Chief Executive Officer and as the longest serving member of the Board since 1977. Mr. White also has gained valuable banking and institutional knowledge from his years of service in the financial institutions industry and his long-standing ties to the local business and legal community in the greater Philadelphia area.

G. Price Wilson, Jr.	Partner, Quinn & Wilson, Inc., Realtors in Abington, Pennsylvania. Age 68. Director since 2006.

Mr. Wilson possesses a vast amount of knowledge regarding the real estate market through his more than 40 years of experience in the residential and commercial real estate market in the greater Philadelphia area.

Executive Officers Who Are Not Directors
Set forth below is information regarding individuals currently serving as executive officers of Abington Bancorp and Abington Bank who do not also serve as directors. Ages are as of March 1, 2011.

Name	Age and Principal Occupation During the Past Five Years

Frank Kovalcheck	Senior Vice President and Secretary of Abington Bancorp and Abington Bank since October 1, 2008; previously, Senior Vice President of Abington Bancorp since June 2004 and Senior Vice President of Abington Bank since June 2001; prior thereto, Senior Vice President and Assistant Secretary, First Federal Savings and Loan Association of Bucks County, Bristol, Pennsylvania from 1976 to 2001. Age 53.

Eric L. Golden, CPA	Vice President and Controller of Abington Bancorp since April 2006; Assistant Vice President and Assistant Controller of Abington Bancorp from July 2004 to April 2006; previously, senior accountant, Deloitte & Touche LLP. Age 36.

Thomas J. Wasekanes	Senior Vice President of Abington Bancorp and Senior Vice President and Chief Lending Officer of Abington Bank since August 2008; previously, Vice President Mortgage Lending of Abington Bank since 1988. Age 54.
In accordance with Abington Bancorp’s Bylaws, our executive officers are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors.
Audit Committee. The Committee reviews with management and our independent registered public accounting firm Abington Bancorp’s systems of internal controls, reviews our annual financial statements, including the Form 10-K and monitors Abington Bancorp’s adherence to generally accepted accounting principles in our in accounting and financial reporting. The Audit Committee is currently comprised of three directors, all of whom are independent directors as defined in the Nasdaq’s listing standards. Mr. Czerwonka, a certified public accountant and partner in the accounting firm of Fitzpatrick & Czerwonka, has been designated as our Audit Committee Financial Expert by the Board of Directors.
Code of Conduct and Ethics
Abington Bancorp maintains a comprehensive Code of Conduct and Ethics which covers all directors, officers and employees of Abington Bancorp and its subsidiaries. The Code of Conduct and Ethics requires that our directors, officers and employees avoid conflicts of interest; maintain the confidentiality of information relating to Abington Bancorp and its customers; engage in transactions in the common stock only in compliance with applicable laws and regulations and the requirements set forth in the Code of Conduct and Ethics; and comply with other requirements which are intended to ensure that they conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of Abington Bancorp. Our Code of Conduct and Ethics specifically imposes standards of conduct on our chief executive officer, chief financial officer, principal accounting officer and other persons with financial reporting responsibilities who are identified in regulations issued by the SEC dealing with corporate codes of conduct.

Our directors, officers and employees are required to affirm in writing that they have reviewed and understand the Code of Conduct and Ethics. A copy of our Code of Conduct and Ethics is available on our website at www.abingtonbank.com under the Investor Relations heading. In accordance with the listing requirements of The Nasdaq Stock Market, we will disclose on the SEC’s Form 8-K, the nature of any amendments to this Code of Conduct and Ethics (other than technical, administrative, or other non-substantive amendments), our approval of any material departure from a provision of this Code of Conduct and Ethics, and our failure to take action within a reasonable period of time regarding any material departure from a provision of this Code of Conduct and Ethics that has been made known to any of our executive officers.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors, and persons who own more than 10% of Abington Bancorp’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We know of no person who owns 10% or more of Abington Bancorp’s common stock.
Based solely on our review of the copies of such forms furnished to us, or written representations from our officers and directors, we believe that during, and with respect to, the fiscal year ended December 31, 2010, our officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Securities Exchange Act of 1934.
Director Nominations
There have been no material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview. Our executive compensation program is designed to provide incentives to our executive officers to effectively lead and manage our business to achieve our corporate goals. Because the compensation of our executive officers plays an integral role in the successful operation of Abington Bancorp, our compensation programs are designed to attract, retain, and motivate qualified, effective executives and professionals. Decisions regarding executive compensation are made by our Compensation Committee, which reviews a number of factors, including performance of the individual executive officers, the performance of Abington Bancorp as well as publicly available compensation surveys for comparable companies. As of December 31, 2010, the members of our Compensation Committee were Ms. Margraff Kieser and Messrs. Callantine and Pannepacker, who is Chairman. In this compensation discussion and analysis, our chief executive officer, our chief financial officer and three other executive officers during 2010 are referred to collectively as our “named executive officers.”

During the year ended December 31, 2010, we compensated our named executive officers with a combination of base salary, cash bonus, equity compensation and participation in benefit plans at levels that we believed were comparable to other financial institution peers of similar size within our region. In addition to salaries, the primary benefit plans made available to our named executive officers include our employee stock ownership plan, 2005 Stock Option Plan and 2005 Recognition and Retention Plan, 2007 Stock Option Plan, 2007 Recognition and Retention Plan, 401(k) Plan, our frozen deferred compensation plan, supplemental executive retirement plan and split-dollar life insurance. Our compensation plans have been developed by our Board of Directors and the Compensation Committee with the assistance of our management. Historically, the Compensation Committee has conducted an analysis of our compensation levels based on its review of various publicly available surveys or reports to assist in setting appropriate levels of compensation for our named executive officers.
In the future, we may determine to engage the service of a compensation consultant to review our policies and procedures with respect to executive compensation, or conduct annual benchmark reviews of our executive compensation. Executive compensation consultants were not used in 2010 and the Board of Directors or Compensation Committee have no specific plans to do so at this time.
We offer various fringe benefits to all of our employees, including our executive officers, on a non-discriminatory basis, including group policies for medical, dental, life, disability and accidental death insurance. Our President and Chief Executive Officer receives an automobile allowance and country club dues. The Compensation Committee believes that such additional benefits are appropriate and assist Mr. White in fulfilling his employment obligations as chief executive officer. No such perquisites are provided to the other executive officers of the company.
Objectives of Our Compensation Programs. The primary objectives of our executive compensation policies and programs are to attract, retain and motivate talented and qualified individuals to manage and lead our company, which we believe will promote our corporate growth strategy and enhance long-term shareholder value. We focus on determining appropriate compensation levels that will enable the organization to meet the following objectives:
•	To attract, retain and motivate an experienced, competent executive management team;

•	To reward the executive management team for the enhancement of shareholder value based on our annual earnings performance and the market price of our stock;

•	To ensure that compensation rewards are adequately balanced between short-term and long-term considerations so as not to expose the company to undue financial risk;

•	To encourage ownership of our common stock through grants of stock options and restricted stock awards to bank management; and

•	To maintain compensation levels that are competitive with other financial institutions particularly those of executive officers at peer institutions based on asset size and market area.

Elements of Executive Compensation
Base Salary. For 2010, the Compensation Committee determined the base salaries of Messrs. White, Sandoski, Kovalcheck, Wasekanes and Golden and submitted such determination to the full board of directors for review. Mr. White and Mr. Sandoski, the only named executive officers who are also members of the Board, did not participate in discussions regarding their own compensation. In setting base salary, the Compensation Committee conducted a review of external competitiveness based on publicly available salary surveys produced by American Bankers Association (ABA) and L. R. Webber. The ABA is a national bank trade organization and their survey lists various job titles by asset size of the bank and the geographic region in which the bank operates. The L. R. Webber survey is for Pennsylvania banks and also provides information based on the institution’s asset size and geographic region within the state. Generally, the peer groups consisted of financial institutions within an asset range of $1 billion to $2.9 billion in the mid-Atlantic region.
In determining base salary for 2010, the Compensation Committee considered the overall financial performance of Abington Bancorp, the individual’s contribution to the attainment of the company’s internal budget, growth in market share, leadership, complexity of position, expense containment, asset quality and Abington Bank’s ratings with our banking regulators, however, no particular weight is given to any single factor. The base salaries for Messrs White, Sandoski, Kovalcheck, Wasekanes and Golden were $313,000, $161,500, $141,000, $128,500 and $91,000, respectively, for 2010, increases of zero, 2.9%, 2.9%, 6.2% and 4.0% respectively, compared to 2009 salaries. As a group, the total increase in salaries was 2.4%. For Mr. Wasekanes, the 6.2% increase in base salary was reflective of his promotion and increased responsibilities in September, 2008. The Compensation Committee believes that the base salaries paid to each member of the senior management team is commensurate with their duties, performance and range for the industry compared with financial institutions of similar size within our region.
Incentive/Bonus Compensation. The Compensation Committee allocates annual bonuses paid to Messrs. White, Sandoski, Kovalcheck, Wasekanes and Golden from a bonus pool determined by the Board of Directors that is based on a percentage of net profit for the year. By utilizing a calculation of cash bonus as a percentage of net profit, the Compensation Committee believes this component of executive compensation properly focuses management on the attainment of the company’s short term performance. The Compensation Committee approved cash bonuses to the named executive officers in 2010 due to the record net profit of Abington Bancorp in 2010. The Committee recognized that the management team was able to achieve the record net profit one year after a large net loss, though 2010 bonuses were not influenced by the fact that no bonuses were paid in 2009. Bonuses for Messrs White, Sandoski, Kovalcheck, Wasekanes and Golden were $108,372, $55,917, $48,819, $75,000, and $10,920 respectively. The Compensation Committee did review the performance in 2010 of each named executive officer. Mr. Wasekanes’ bonus was larger than normal due to his highly effective management of delinquent loans, real estate owned and non-performing loans.
Equity Compensation. The Compensation Committee uses the award of stock options and recognition and retention plan shares to align the interests of the named executive officers with those of Abington Bancorp’s shareholders. At the annual meeting of shareholders in 2005, shareholders approved our 2005 stock option plan and 2005 recognition and retention plan. Messrs. White, Sandoski, Kovalcheck, Wasekanes and Golden received awards from the Compensation Committee under those plans during 2005 which are vesting at a rate of 20% per year over five years. See “Outstanding Equity Awards at Fiscal Year End.” Additional stock option awards were granted to Messrs. Wasekanes and Golden under the 2005 stock option plan during 2006 and 2007. In 2008 Mr. Wasekanes was granted additional stock options and additional recognition and retention plan shares due to his promotion to Chief Lending Officer. At a special meeting of shareholders in January, 2008, shareholders approved the 2007 stock option plan and 2007 recognition and retention plan. In January 2008, the Compensation Committee subsequently granted additional stock option and restricted share awards to directors and the named executive officers under the 2007 Stock Option Plan and 2007 Recognition and Retention Plan which are vesting at a rate of 20% per year over five years. The following compensation tables only include awards through December 31, 2010. In December 2010, Mr. Wasekanes was granted an additional 5,000 recognition and retention plan shares and Mr. Golden was granted an additional 1,000 recognition and retention plan shares. The Compensation Committee believes that the five-year vesting of stock options and recognition and retention plan awards will focus senior management on long term performance and stock appreciation. Vesting at a rate over no less than five years was mandated under the federal banking regulations applicable as a result of our mutual holding company reorganization completed in 2005 and second step conversion completed in 2007 and facilitates our goal of retaining our experienced, effective management team.

Stock option awards have an exercise price equal to the fair market value of the company’s common stock on the date of the award. The Compensation Committee closely monitors the stock option awards to all employees and directors for their adherence to applicable accounting, tax and other regulatory requirements. No changes to the option awards or option exercise price have been made to any option granted under our stock option plan other than changes required due to the second step conversion completed in June, 2007. At such time, all outstanding shares of the former Abington Community Bancorp were exchanged for 1.6 shares of Abington Bancorp and all outstanding stock option awards were adjusted for the exchange ratio along with the exercise price. Restricted stock awards were also adjusted per the exchange ratio.
Information regarding the outstanding stock option grants and unvested recognition and retention plan awards is included in the section titled “Outstanding Equity Awards at Fiscal Year End.” For information regarding Abington Bancorp’s expense related to each stock option and recognition and retention plan award that vested during fiscal 2010, as calculated in accordance with Statement of Financial Accounting Standards No. 123(R), see “Summary Compensation Table.”
Employment Agreements. Abington Bank has entered into employment agreements with each of the named executive officers. The contracts are reviewed annually by the Compensation Committee and the full board of directors. In November, 2007, the boards of directors of Abington Bancorp and Abington Bank approved the amendment and restatement of Abington Bank’s employment agreements with each of the named executive officers. The employment agreements were amended and restated primarily in order to comply with new Section 409A of the Internal Revenue Code. Furthermore, various defined terms, including the definitions of change in control and disability, were revised to be consistent with Section 409A of the Internal Revenue Code. For additional information regarding the terms of the employment agreements, see “Employment Agreements.”
Benefit Plans. The Compensation Committee reviews annually the expense and appropriateness of all benefit plans for the named executive officers and all other employees. Our benefit plans include a supplemental executive retirement plan, 401(k) plan, deferred compensation plan, employee stock ownership plan, and other benefit plans such as medical, dental, life and disability insurance.
Abington Bank maintains a deferred compensation plan for Messrs White, Sandoski and Kovalcheck. As of January 1, 2005, Abington Bank no longer contributes to the deferred compensation plan. Plan balances remain on behalf of each of the participants for contributions prior to 2005, the majority of which are invested in Abington Bancorp common stock.
The Compensation Committee reviewed the existing supplemental executive retirement plan in 2010 for the benefit of the named executive officers and determined that no changes to the plan formula were necessary. The Compensation Committee believes that the supplemental executive retirement plan is a means to provide suitable, supplemental retirement benefits to senior management. The supplemental executive retirement plan provides the participants with a ten-year benefit upon retirement at age 65 or older in an amount equal to 50% of the executive’s average base compensation, as defined, for the highest three calendar years during the 10 years immediately preceding retirement. Mr. Golden does not participate in this plan.

Abington Bank has purchased bank-owned life insurance and entered into endorsement split dollar insurance agreements with each of the named executive officers in consideration for termination of the named executive officers’ participation in the group life insurance benefits provided to other employees of Abington Bank. Bank-owned life insurance and the related split dollar life insurance arrangements are commonly utilized by financial institutions to provide a benefit to their executive officers while generating additional income and funding various other employee benefit programs. A description of the endorsement split dollar agreements is set forth under “Benefit Plans — Endorsement Split Dollar Insurance Agreements.”
Compensation Committee Report
We have reviewed and discussed with management certain Compensation Discussion and Analysis provisions to be included in Abington Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2010, filed pursuant to Section 14(a) of the Securities Exchange Act of 1934. Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Abington Bancorp’s proxy statement.

Members of the Compensation Committee
Robert J. Pannepacker, Sr., Chairman
Douglas S. Callantine
Jane Margraff Kieser
Summary Compensation Table
The table below summarizes the total compensation paid or earned by each of the named executive officers for the years ended December 31, 2010, 2009, and 2008.

						Change in
						Pension Value
						and Nonqualified	All
						Deferred	Other
				Stock	Option	Compensation	Compen-
Name and Principal Position	Year	Salary(1)	Bonus	Awards(2)	Awards(2)	Earnings(3)	sation(4)	Total
Robert W. White	2010	$313,000	$108,372	—	—	$31,886	$107,359	$560,617
Chairman of the Board, President and	2009	313,000	—	—	—	209,208	83,717	605,925
Chief Executive Officer	2008	304,000	—	1,138,750	661,540	32,088	76,938	2,213,316

Jack J. Sandoski	2010	161,500	55,917	—	—	33,756	42,308	293,481
Senior Vice President, Chief	2009	157,000	—	—	—	57,542	29,086	243,628
Financial Officer and Treasurer	2008	152,500	13,725	286,965	224,070	57,814	31,475	766,549

Frank Kovalcheck	2010	141,000	48,819	—	—	36,340	37,530	263,689
Senior Vice President and	2009	137,000	—	—	—	41,665	25,754	204,419
Corporate Secretary	2008	133,000	11,970	286,965	238,980	8,378	27,476	706,769

Thomas J. Wasekanes	2010	128,500	75,000	59,450	—	28,528	29,786	321,264
Senior Vice President and Chief	2009	121,000	—	33,600	—	19,864	19,442	193,906
Lending Officer (since August 2008)	2008	101,375	9,123	140,290	84,211	—	19,723	354,722

Eric L. Golden	2010	91,000	10,920	11,890	—	—	18,690	132,500
Vice President and Controller	2009	87,000	—	—	—	—	13,271	100,771
	2008	85,000	7,650	63,770	25,236	—	15,749	133,635

(1)	Amounts disclosed in this column include contributions by the named executive officer to the Abington Bank 401(k) plan.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to restricted stock awards and grants of stock options during the fiscal year. The fair value was estimated on the date of grant using the Black-Scholes Single Option Pricing Model with the following weighted average assumptions used.

Year Ended December 31, 2008

Dividend yield	2.19%
Expected volatility	23.27%
Risk-free interest rate	3.30 – 3.49%
Expected life of options	6 – 7 years

(3)	Messrs. White, Sandoski and Kovalcheck are participants in Abington Bank’s frozen executive deferred compensation plan and supplemental executive retirement plan (“SERP”). Mr. Wasekanes became a participant in the SERP in 2009. The amounts for Messrs. White, Sandoski, Kovalcheck and Wasekanes reflect increases in the actuarial present value of SERP benefits. There are no above-market or preferential earnings paid on the named executive officers’ accounts under the deferred compensation plan.

(4)	Includes employer matching contributions of $7,350, $4,845, $4,229, $3,885, and $787 allocated in 2010 to the accounts of Messrs. White, Sandoski, Kovalcheck, Wasekanes and Golden, respectively, under Abington Bank’s 401(k) plan and split-dollar life insurance premiums paid by Abington Bank of $768, $848, $312, $370 and $104 for Messrs. White, Sandoski, Kovalcheck, Wasekanes and Golden, respectively in fiscal 2010. Also includes the fair market value at December 31, 2010 of the shares of common stock allocated pursuant to the employee stock ownership plan in 2010, representing $43,318, $28,560, $24,934, $22,715 and $16,094 for each of Messrs. White, Sandoski, Kovalcheck, Wasekanes and Golden, respectively, and dividends paid on shares awarded pursuant to the Recognition and Retention Plans that vested during 2010. Includes $6,800 of country club dues and Abington Bank’s cost of providing an automobile of $17,000 for Mr. White in 2010.
Grants of Plan-Based Awards
The following table provides information with respect to equity awards granted to Mr. Wasekanes and Mr. Golden during 2010 under our 2007 Recognition and Retention Plan. No other named executive officers received equity awards in 2010. Abington Bancorp and Abington Bank do not maintain a management incentive plan.

		All Other Stock Awards:	Grant Date Fair Value
	Grant	Number of Shares of	of Stock and Option
Name	Date	Stock or Units(1)	Awards(2)
Thomas J. Wasekanes	12/08/10	5,000	$59,450
Eric L. Golden	12/08/10	1,000	$11,890

(1)	The shares of restricted stock become vested at the rate of 20% per year commencing on December 8, 2011. Dividends paid on the restricted stock will be paid to the recipient as the award vests.

(2)	The grant date fair value of the restricted stock award is computed in accordance with FASB ASC Topic 718 using the per share price of $11.89 on the date of grant.

Outstanding Equity Awards at Fiscal Year-End
The table below sets forth outstanding equity awards at December 31, 2010 to our named executive officers.

					Stock Awards
	Option Awards				Number of Shares	Market Value of
	Number of Securities Underlying			Option	or Units of Stock	Shares or Units of
	Unexercised Options(1)		Exercise	Expiration	That Have Not	Stock That Have
Name	Unexercisable	Exercisable	Price	Date	Vested	Not Vested
Robert W. White	—	280,800	$7.51	7/5/2015	75,000	$894,750
	186,000	124,000	9.11	1/30/2018

Jack J. Sandoski	—	93,600	7.51	7/5/2015	18,900	225,477
	63,000	42,000	9.11	1/30/2018

Frank Kovalcheck	—	93,600	7.51	7/5/2015	18,900	225,477
	63,000	42,000	9.11	1/30/2018

Thomas J. Wasekanes	—	6,960	7.51	7/5/2015	18,000	214,740
	320	1,280	10.18	11/17/2016
	800	1,200	9.63	8/22/2017
	7,200	4,800	9.11	1/30/2018
	15,000	10,000	9.63	8/25/2018

Eric L. Golden	—	3,200	7.51	7/5/2015	5,200	62,036
	320	1,280	10.18	11/17/2016
	800	1,200	9.63	8/22/2017
	7,200	4,800	9.11	1/30/2018

(1)	Stock options are vesting at a rate of 20% per year commencing on the first anniversary of the date of grant.
Option Exercises and Stock Vested
The table below sets forth the number of shares acquired and their value on the date of vesting pursuant to our Recognition and Retention Plans for the year ended December 31, 2010. None of our named executive officers exercised stock options during the fiscal year.

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares Acquired	Value Realized
Name	Acquired on Exercise	on Exercise	on Vesting	on Vesting
Robert W. White	—	$—	47,400	$374,052
Jack J. Sandoski	—	—	11,900	93,870
Frank Kovalcheck	—	—	11,900	93,870
Thomas J. Wasekanes	—	—	5,440	37,995
Eric L. Golden	—	—	2,360	18,376
Employment Agreements
Abington Bank and Abington Bancorp have entered into amended and restated employment agreements, dated as of November 28, 2007 with Robert W. White, Chairman of the Board, President and Chief Executive Officer, and Abington Bank has entered into employment agreements, dated as of November 28, 2007, with Frank Kovalcheck and Jack J. Sandoski, an employment agreement dated August 8, 2007, with Eric L. Golden, and an employment agreement dated August 25, 2009, with Thomas J. Wasekanes.

The amended and restated agreements between Abington Bank and Mr. White and Abington Bancorp and Mr. White are substantially similar, however, in order to comply with the policies of the Office of Thrift Supervision, certain payments otherwise payable under the amended and restated agreement with Abington Bank are reduced or “scaled back” if they would constitute a “parachute payment” pursuant to Section 280G of the Internal Revenue Code. In addition, the amended and restated agreements with Mr. White include the following provisions:
•	Salary and other compensation payable to Mr. White will be shared by Abington Bancorp and Abington Bank on a proportional basis.
•	In the event Mr. White’s employment is involuntarily terminated, other than for cause, disability, retirement or death, or by Mr. White for good reason, as defined, prior to a change in control, he will be entitled to a lump sum payment equal three times his current base salary plus highest bonus received in the prior three years, plus the continuation of certain employee benefits for a period up to the remaining term of the agreement.
•	In the event Mr. White’s employment is terminated concurrently with or within 12 months following a change in control, Mr. White will be entitled to a lump sum payment equal to 2.99 times his “base amount” as defined under Section 280G of the Internal Revenue Code, subject to reduction in the amended and restated agreement with Abington Bank, plus the continuation of certain employee benefits for up to three years. Under his agreement with Abington Bancorp, Abington Bancorp will reimburse Mr. White for any excise tax liability incurred pursuant to Sections 280G and 4999 of the Internal Revenue Code and for any additional taxes incurred as a result of such reimbursement.
•	In the event of Mr. White’s disability, he will be entitled to receive aggregate annual disability benefits at least equal to 60% of his then current salary through his 70th birthday.
•	A death benefit equal to three times Mr. White’s base salary.
•	The agreements contain non-competition and arbitration provisions substantially similar to those currently in place with Mr. White.
In addition, Abington Bank’s Amended and Restated Employment Agreements with Messrs. Sandoski, Kovalcheck, Wasekanes and Golden include the following provisions:
•	If the executive’s employment is terminated by Abington Bank, other than for cause, disability, retirement or death, or is terminated by the executive for good reason, as defined, prior to a change in control, the executive will be entitled to a lump sum payment equal to two times his current base salary (one times base salary in the case of Mr. Golden) and any bonus received in the prior year, plus continuation of certain employee benefits for up to two years.
•	If the executive’s employment is terminated concurrently with or within 12 months following a change in control, the executive will be entitled, with certain exceptions, to a lump sum payment equal to three times his current base salary (two times in the case of Mr. Golden) and bonus for the prior year plus continuation of certain employee benefits for up to three years, subject to reduction in the event such payments or benefits would constitute a “parachute payment” under Section 280G of the Internal Revenue Code.
Although the above-described employment agreements could increase the cost of any acquisition of control of Abington Bancorp, we do not believe that the terms thereof would have a significant anti-takeover effect.

Potential Payments Upon Termination of Employment or Change in Control
The tables below reflect the amount of compensation to each of the named executive officers of Abington Bancorp and Abington Bank in the event of termination of such executive’s employment. The amount of compensation payable to each named executive officer upon voluntary termination, early retirement, involuntary not-for-cause termination, termination following a change in control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2010, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from Abington Bancorp and Abington Bank.
The amounts shown in the Change in Control columns in the following tables do not reflect the amounts payable to the named executive officers in connection with the pending merger of Abington Bancorp with and into Susquehanna Bancshares, Inc. (“Susquehanna”). The amounts payable in connection with the merger are expected to be higher primarily for the following reasons: (1) the cash severance payable in the merger reflects the salary increases effective January 1, 2011 and the bonuses paid to the named executive officers in 2010, and (2) the value of the merger consideration based on current market prices of the Susquehanna common stock is higher than the $11.93 closing price per share of common stock of Abington Bancorp as of December 31, 2010, which results in higher values for the unvested stock options and unvested restricted stock awards held by the named executive officers. The estimated amounts payable in the merger are set forth in the Joint Proxy Statement/Prospectus contained in Susquehanna’s Form S-4, which is incorporated herein by reference.
Robert W. White. The following table shows the potential payments upon termination of employment or a change in control of Abington Bancorp or Abington Bank to Robert W. White, our President and Chief Executive Officer, assuming such events had occurred as of December 31, 2010.

			Involuntary
			Termination Without
			Cause or Termination	Change in
			by the Executive for	Control With
	Voluntary	Termination	Good Reason Absent a	Termination of	Death or
Payments and Benefits	Termination	for Cause	Change in Control	Employment	Disability (m)		Retirement (n)
Severance payments and benefits: (a)
Cash severance (b)	$—	$—	$1,219,500	$1,637,415	$681,378	(o)	$—
Medical and dental benefits (c)	—	—	58,525	58,525	—		—
Other welfare benefits (d)	—	—	9,597	9,597	—		—
Club dues (e)	—	—	13,000	19,500	—		—
Automobile expenses (f)	—	—	32,128	48,192	—		—
SERP benefits (g)	—	—	—	—	—		—
§280G tax gross-up (h)	—	—	—	694,623	—		—

Equity awards (i):
Unvested stock options (j)	—	—	—	524,520	524,520		524,520
Unvested restricted stock awards (k)	—	—	—	938,250	938,250		938,250

Total payments and benefits (l)	$—	$—	$1,332,750	$3,930,622	$2,144,148		$1,462,770

Jack J. Sandoski. The following table shows the potential payments upon termination of employment or a change in control of Abington Bancorp or Abington Bank to Jack J. Sandoski, our Senior Vice President and Chief Financial Officer, assuming such events had occurred as of December 31, 2010.

			Involuntary Termination
			Without Cause or
			Termination by the
			Executive for Good Reason	Change in Control
	Voluntary	Termination	Absent a Change in	With Termination	Death or
Payments and Benefits	Termination	for Cause	Control	of Employment	Disability (m)	Retirement (n)
Severance payments and benefits: (a)
Cash severance (b)	$—	$—	$323,000	$484,500	$—	$—
Medical and dental benefits (c)	—	—	37,207	58,525	—	—
Other welfare benefits (d)	—	—	921	1,448	—	—
Club dues (e)	—	—	—	—	—	—
Automobile expenses (f)	—	—	—	—	—	—
SERP benefits (g)	—	—	—	—	—	—
§280G cut-back (h)	—	—	—	—	—	—
Equity awards (i):
Unvested stock options (j)	—	—	—	177,660	177,660	177,660
Unvested restricted stock awards (k)	—	—	—	236,439	236,439	236,439

Total payments and benefits (l)	$—	$—	$361,128	$958,572	$414,099	$414,099

Frank Kovalcheck. The following table shows the potential payments upon termination of employment or a change in control of Abington Bancorp or Abington Bank to Frank Kovalcheck, our Senior Vice President, assuming such events had occurred as of December 31, 2010.

			Involuntary Termination
			Without Cause or
			Termination by the
			Executive for Good Reason	Change in Control
	Voluntary	Termination	Absent a Change in	With Termination	Death or
Payments and Benefits	Termination	for Cause	Control	of Employment	Disability (m)	Retirement (n)
Severance payments and benefits: (a)
Cash severance (b)	$—	$—	$282,000	$423,000	$—	$—
Medical and dental benefits (c)	—	—	47,425	74,598	—	—
Other welfare benefits (d)	—	—	921	1,448	—	—
Club dues (e)	—	—	—	—	—	—
Automobile expenses (f)	—	—	—	—	—	—
SERP benefits (g)	—	—	—	149,922
§280G cut-back (h)	—	—	—	(108,674)	—	—

Equity awards (i):
Unvested stock options (j)	—	—	—	177,660	177,660	—
Unvested restricted stock awards (k)	—	—	—	236,439	236,439	—

Total payments and benefits (l)	$—	$—	$330,346	$954,393	$414,099	$—

Thomas J. Wasekanes. The following table shows the potential payments upon termination of employment or a change in control of Abington Bancorp or Abington Bank to Thomas J. Wasekanes, our Senior Vice President and Chief Lending Officer, assuming such events had occurred as of December 31, 2010.

			Involuntary
			Termination Without Cause
			or Termination	Change in
			by the Executive for Good	Control With
	Voluntary	Termination	Reason Absent a Change in	Termination of	Death or
Payments and Benefits	Termination	for Cause	Control	Employment	Disability (m)	Retirement (n)
Severance payments and benefits: (a)
Cash severance (b)	$—	$—	$257,000	$385,500	$—	$—
Medical and dental benefits (c)	—	—	47,425	74,598	—	—
Other welfare benefits (d)	—	—	921	1,448	—	—
Club dues (e)	—	—	—	—	—	—
Automobile expenses (f)	—	—	—	—	—	—
SERP benefits (g)	—	—	—	48,300	—	—
§280G cut-back (h)	—	—	—	(236,341)	—	—

Equity awards (i):
Unvested stock options (j)	—	—	—	57,204	57,204	—
Unvested restricted stock awards (k)	—	—	—	220,506	220,506	—

Total payments and benefits (l)	$—	$—	$305,346	$551,215	$277,710	$—

Eric Golden. The following table shows the potential payments upon termination of employment or a change in control of Abington Bancorp or Abington Bank to Eric Golden, our Vice President and Controller, assuming such events had occurred as of December 31, 2010.

			Involuntary
			Termination Without Cause
			or Termination	Change in
			by the Executive for Good	Control With
	Voluntary	Termination	Reason Absent a Change in	Termination of	Death or
Payments and Benefits	Termination	for Cause	Control	Employment	Disability (m)	Retirement (n)
Severance payments and benefits: (a)
Cash severance (b)	$—	$—	$91,000	$182,000	$—	$—
Medical and dental benefits (c)	—	—	20,880	43,684	—	—
Other welfare benefits (d)	—	—	406	850	—	—
Club dues (e)	—	—	—	—	—	—
Automobile expenses (f)	—	—	—	—	—	—
SERP benefits (g)	—	—	—	—	—	—
§280G cut-back (h)	—	—	—	—	—	—

Equity awards (i):
Unvested stock options (j)	—	—	—	22,704	22,704	—
Unvested restricted stock awards (k)	—	—	—	64,472	64,472	—

Total payments and benefits (l)	$—	$—	$112,286	$313,710	$87,176	$—

(a)	These severance payments and benefits are payable if the executive’s employment is terminated prior to a change in control either (i) by the Company or the Bank for any reason other than cause, disability, retirement or death or (ii) by the executive if the Company or the Bank takes certain adverse actions (a “good reason” termination). The severance payments and benefits are also payable if an executive’s employment is terminated during the term of the executive’s employment agreement following a change in control.

(b)	For Mr. White, the amount in the Involuntary Termination column represents a lump sum payment equal to three times the sum of his current base salary from the Company and the Bank and his highest bonus paid in the prior three calendar years, while the amount in the Change in Control column represents 2.99 times his average taxable income from the Company and the Bank for the five years preceding the year in which the date of termination occurs. For each other executive, the amount in the Involuntary Termination column represents two times (one time for Mr. Golden) the sum of the executive’s current base salary and bonus for the prior calendar year, while the amount in the Change in Control column represents a lump sum cash payment equal to three times (two times for Mr. Golden) the sum of the executive’s current base salary and bonus for the prior calendar year.

(c)	In the Involuntary Termination column, represents the estimated present value cost of providing continued medical and dental coverage to each of the executives for the remaining term of Mr. White’s employment agreement or for an additional 24 months (12 months for Mr. Golden) for each of the other executives. In the Change in Control column, represents the estimated present value cost of providing continued medical and dental coverage to each of the executives for an additional 36 months (24 months for Mr. Golden). In each case, the benefits will be discontinued if the executive obtains full-time employment with a subsequent employer which provides substantially similar benefits. The estimated costs assume the current insurance premiums or costs increase by 10% in each of 2012 and 2013.

(d)	In the Involuntary Termination column, represents the estimated present value cost of providing continued life, accidental death and long-term disability coverage to each of the executives for the remaining term of Mr. White’s employment agreement or for an additional 24 months (12 months for Mr. Golden) for each of the other executives. In the Change in Control column, represents the estimated present value cost of providing such benefits to each of the executives for an additional 36 months (24 months for Mr. Golden). In each case, the benefits will be discontinued if the executive obtains full-time employment with a subsequent employer which provides substantially similar benefits. The estimated costs assume the current insurance premiums or costs increase by 10% in each of 2012 and 2013.

(e)	Represents the estimated costs of paying club dues to Mr. White for an assumed additional 24 months in the Involuntary Termination column (36 months in the Change in Control column), based on the amounts paid in 2009. The amounts have not been discounted to present value.

(f)	Represents the estimated costs of paying automobile leases and related expenses to Mr. White for an assumed additional 24 months in the Involuntary Termination Column (36 months in the Change in Control column), based on the amounts paid in 2009. The amounts have not been discounted to present value.

(g)	Represents the incremental increase in the present value of the benefits payable under the Bank’s Supplemental Executive Retirement Plan (the “SERP”). If a participant in the SERP has a separation from service on or after his normal retirement date of age 65, he is entitled to receive supplemental retirement benefits for 10 years. The annual supplemental retirement benefit is equal to 50% of the participant’s average base compensation for the highest three years during the 10 years preceding his separation from service, with the annual benefit payable in quarterly installments. In the event of a change in control, a participant becomes 100% vested in all amounts then accrued for his benefit under the SERP, and the vested benefits are paid in a lump sum on the first day of the month following the lapse of six months after the participant’s separation from service. At December 31, 2010, Messrs. White and Sandoski had reached at least age 65 and were fully vested in their SERP benefits. The amounts shown in the tables for Messrs. Kovalcheck and Wasekanes represent their accrued SERP benefits, discounted to present value from the date of payment to December 31, 2010. Mr. Golden does not participate in the SERP.

(h)	The payments and benefits to Mr. White in the Change in Control column are subject to a 20% excise tax to the extent the parachute amounts associated therewith under Section 280G of the Code equal or exceed three times his average taxable income for the five years preceding the year in which the change in control occurs. His payments exceed this threshold. If a change in control was to occur, the Company believes that the Section 280G gross-up payments could be reduced or even eliminated if tax planning was done in connection with the change in control. However, if the excise tax cannot be avoided, then the Company has agreed in its employment agreement with Mr. White to pay the 20% excise tax and the additional federal, state and local income taxes and excise taxes on such reimbursement in order to place him in the same after-tax position he would have been in if the excise tax had not been imposed. If the parachute amounts associated with the payments and benefits to Messrs. Sandoski, Kovalcheck and Golden equal or exceed three times their average taxable income for the five years preceding the year in which the change in control occurs, such payments and benefits in the event of a change in control will be reduced by the minimum amount necessary so that they do not trigger the 20% excise tax. The applicable amount of the reductions for each of such officers is shown in the tables. If the timing of the change in control permitted tax planning to be done, the Company believes that the amount of the cut-backs could be reduced or even eliminated.

(i)	The vested stock options held by Messrs. White, Sandoski, Kovalcheck, Wasekanes and Golden had a value of approximately $1.6 million, $532,000, $532,000, $72,000 and $33,000, respectively, based on the December 31, 2010 closing price of $11.93 per share. Such value can be obtained in the event of termination due to voluntary termination, death, disability, retirement or cause only if the executive actually exercises the vested options in the manner provided for by the relevant option plan and subsequently sells the shares received for $11.93 per share. In the event of a termination of employment, each executive (or his or her estate in the event of death) will have the right to exercise vested stock options for the period specified in his or her option grant agreement. If the termination of employment occurs following a change in control, each executive can exercise the vested stock options for the remainder of the original ten-year term of the option.

(j)	Represents the amount by which the December 31, 2010 closing price of $11.93 per share of our common stock exceeds the exercise price per share of the unvested stock options held by Messrs. White, Sandoski, Kovalcheck, Wasekanes and Golden. All unvested stock options will become fully vested upon an executive’s death, disability or retirement after age 65 or upon a change in control. None of the executives except Messrs. White and Sandoski had reached age 65 as of December 31, 2009.

(k)	If an executive’s employment is terminated as a result of death or disability, unvested restricted stock awards are deemed fully earned. In addition, in the event of a change in control of the Company or the Bank, the unvested restricted stock awards are deemed fully earned. Amounts include the value of cash dividends accrued on the unvested restricted stock awards.

(l)	Does not include the value of the vested benefits to be paid under our tax-qualified 401(k) plan and ESOP or under our SERP and our Executive Deferred Compensation Plan. See the Pension Benefits table and the Nonqualified Deferred Compensation table under “- Benefit Plans” below. Also does not include the value of vested stock options set forth in Note (i) above, earned but unpaid salary and bonus, accrued but unused vacation leave, reimbursable expenses and any additional amounts that would be allocated to ESOP participants in the event of a change in control.

(m)	If the employment of any of the executives had terminated on December 31, 2010 due to death, such executive’s beneficiaries or estate would have received life insurance proceeds of $400,000 ($650,000 if the death was due to an accident) under our bank owned life insurance policies. For Mr. White, this amount is in addition to the continuation of his base salary in the event of his death as described in Note (n) below. The life insurance coverage is based on three times base salary, subject to a cap of $250,000, plus an additional $150,000 for each executive for a total benefit of $400,000 ($650,000 if the death was due to an accident). If the employment of any of the executives had terminated on December 31, 2010 due to disability, they would each have received disability benefits equal to 65% of their base salary for up to the first six months, after a four-week waiting period. If the executive is still disabled after six months, he would then receive disability benefits equal to 60% of his base salary, subject to a benefit cap of $5,000 per month, until the executive reaches his normal retirement age of 65, minus Social Security disability benefits. Mr. White will also receive supplemental disability benefits as described in Note (n) below. In addition, each executive’s unvested stock options and unvested restricted stock awards will become fully vested upon death or disability. The SERP benefits discussed in Note (n) below will also become payable following death or disability.

(n)	The Company has a SERP covering each executive other than Mr. Golden. Under the SERP, the normal retirement benefits in the event of retirement, death or disability on or after age 65 is an annual benefit equal to 50% of the executive’s salary for the highest three of the last 10 years, with the annual benefit payable for 10 years in quarterly installments. If the executive dies before age 65, his beneficiary or estate will receive a lump sum payment equal to the present value of the aggregate retirement benefit accrued by us. If the executive becomes disabled before age 65, then his 40 quarterly installments will begin as of the first day of the first full quarter following his 65th birthday. See the Pension Benefits table under “- Benefit Plans” below.

(o)	Represents the estimated present value of the supplemental disability benefits that Mr. White would be entitled to receive under his employment agreement if he remained disabled until age 70. In the event of disability, he is entitled to receive supplemental disability benefits equal to the difference between 60% of his base salary and the disability benefits otherwise payable to him, as described in Note (m) above. If Mr. White had died as of December 31, 2010, his spouse or his estate would have received a lump sum cash payment of approximately $934,000, representing the present value of his base salary for 36 months.

Benefit Plans
Supplemental Executive Retirement Plan. Abington Bank maintains a Supplemental Executive Retirement Plan (“SERP”) for selected executive officers. Currently, Messrs. White, Sandoski, Kovalcheck and Wasekanes participate in the Supplemental Executive Retirement Plan. The SERP provides the participants with a ten-year benefit upon retirement at age 65 or older in an amount equal to 50% of the executive’s average base compensation, as defined, for the highest three calendar years during the 10 years immediately preceding retirement. The SERP was amended and restated in January 2011 to permit the Bank to terminate it within 30 days of a change-in-control as defined, so that all benefits under the plan can be paid in a lump sum, provided certain conditions are met.
Pension Benefits. The table below shows the present value of accumulated benefits payable to Messrs. White, Sandoski, Kovalcheck and Wasekanes, including the number of years of credited service, under the supplemental executive retirement plan determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. Mr. Golden does not participate in the supplemental executive retirement plan.

		Number of Years	Present Value of	Payments During Last
Name	Plan Name	Credited Service	Accumulated Benefit(1)	Fiscal Year
Robert W. White	Supplemental Executive Retirement Plan	n/a	$1,235,494	—
Jack J. Sandoski	Supplemental Executive Retirement Plan	n/a	637,484	—
Frank Kovalcheck	Supplemental Executive Retirement Plan	n/a	150,206	—
Thomas J. Wasekanes	Supplemental Executive Retirement Plan	n/a	48,392	—

(1)	Reflects value as of December 31, 2010.
Executive Deferred Compensation Plan. Abington Bank maintains an Executive Deferred Compensation Plan for selected executive officers. In December 2005, Abington’s Board of Directors froze the Amended and Restated Executive Deferred Compensation Plan retroactive to January 1, 2005, such that no further contributions will be made on behalf of the executive officers under the plan. Messrs. White, Sandoski and Kovalcheck currently participate in the executive deferred compensation plan. In addition, director Jane Margraff Kieser maintains an account in the Executive Deferred Compensation Plan with respect to amounts accumulated when she was an executive officer of Abington Bank. The participant maintains an account in the Executive Deferred Compensation Plan until the earlier of retirement, termination of employment or death.
Nonqualified Deferred Compensation. The table below sets forth the aggregate balance at December 31, 2010 and earnings on the executive deferred compensation plan accounts for the named executive officers.

	Executive	Registrant	Aggregate
	Contributions	Contributions	Earnings	Aggregate	Aggregate
	in 2010 Fiscal	in 2010 Fiscal	in 2010 Fiscal	Withdrawals/	Balance at
Name	Year(1)	Year(1)	Year(1)	Distributions	December 31, 2010
Robert W. White	$—	$—	$471,420	$—	$1,089,972
Jack J. Sandoski	—	—	218,256	—	499,601
Frank Kovalcheck	—	—	51,489	—	119,120

(1)	The executive deferred compensation plan was frozen in 2005 and no contributions have been made since that date. We have established a rabbi trust to fund the executive deferred compensation plan and certain other benefit plans. The aggregate earnings amounts in 2010 in the table above reflect the increase in value of assets held in the rabbi trust, which include our common stock. Messrs. Golden and Wasekanes do not participate in the executive deferred compensation plan.

Endorsement Split-Dollar Insurance Agreements. Abington Bank has purchased insurance policies on the lives of the five executive officers named in the Summary Compensation Table, and has entered into split-dollar insurance agreements with each of those officers. The policies are owned by Abington Bank which pays each premium due on the policies. Under the agreements with the named executive officers, upon an officer’s death while he remains employed by Abington Bank the executive’s beneficiary shall receive proceeds in the amount of the executive’s salary at the time of death multiplied by three (up to a maximum of $250,000) plus an additional $150,000. The officer’s beneficiary will not receive any proceeds in the case of the officer’s death after termination of employment. Abington Bank is entitled to receive the amount of the death benefits less those paid to the officer’s beneficiary, which is expected to reimburse Abington Bank in full for its life insurance investment.
The split-dollar insurance agreements may be terminated at any time by Abington Bank or the officer, by written notice to the other. The split-dollar insurance agreements will also terminate upon cancellation of the insurance policy by Abington Bank, cessation of Abington Bank’s business or upon bankruptcy, receivership or dissolution or by Abington Bank upon the officer’s termination of service to Abington Bank. Upon termination, the officer forfeits any right in the death benefit and Abington Bank may retain or terminate the insurance policy in its sole discretion.
Director Compensation
Directors of Abington Bancorp are not compensated separately by Abington Bancorp. All of our directors also serve as directors of Abington Bank and our non-employee directors are compensated by Abington Bank for such service. Messrs. White and Sandoski do not receive compensation for service on the Board.
Members of Abington Bank’s Board of Directors received $1,200 per meeting attended and a $13,000 annual retainer for 2010. Members of the Audit Committee received $500 per meeting, with the Chair receiving $900 per meeting. The members of the Compensation and Nominating and Corporate Governance Committees received $400 per meeting, with the Chair receiving $500. Such fees were paid only if the meetings were attended. Board fees are subject to periodic adjustment by the Board of Directors.
We maintain a Deferred Compensation Plan for our Board of Directors whereby non-employee directors may elect to defer a portion of their board fees until the earlier of retirement, termination of service, death or disability, each as defined in the Deferred Compensation Plan. The participants’ accounts are invested in cash unless they elect to invest all or a portion of their accounts in stock units representing an equal number of shares of Abington Bancorp common stock. Payments upon retirement, termination of service or disability will be made, at the election of the participant, in a lump sum or monthly installments over a period not to exceed fifteen years. Upon death of a participant prior to termination of service, payments are made to his or her beneficiary in a lump sum. We also maintain a Board of Directors Retirement Plan. Pursuant to the Board’s Retirement Plan, upon retirement after reaching age 75, non-employee directors will receive an annual benefit equal to 75% of the director fees paid in the year of retirement for a period of 10 years. If a director dies while serving as a director and prior to reaching age 75, his or her beneficiary will receive the present value of the director’s accrued retirement benefit in a lump sum. In January 2011, the Directors’ Retirement Plan was amended and restated to, among other things, waive the age 75 requirement in the plan for directors who have a separation of service after a change-in-control, as defined, and permit the Bank to terminate the plan within 30 days of a change-in-control, as defined.

Director Compensation Table. The table below summarizes the total compensation paid to our non-employee directors for the year ended December 31, 2010.

					Change in Pension
	Fees				Value and Nonqualified
	Earned				Deferred	All Other
	or Paid		Stock	Option	Compensation	Compen-
Name	in Cash		Awards(1)	Awards(1)	Earnings(2)	sation(3)	Total
Douglas S. Callantine	$30,000	(2)	$—	$—	$77,639	$2,427	$110,066
Michael F. Czerwonka, III	32,400		—	—	6,848	5,854	45,102
Jane Margraff Kieser	30,000		—	—	34,760	5,854	70,614
Robert J. Pannepacker, Sr.	32,300		—	—	10,060	5,854	48,214
G. Price Wilson, Jr.	30,800		—	—	14,241	2,427	47,468

(1)	At December 31, 2010, each non-employee director held the following amount of unvested stock awards under our 2005 and 2007 Recognition and Retention Plans and outstanding options under our 2005 and 2007 Stock Option Plans:

Name	Unvested Stock Awards	Option Awards
Douglas S. Callantine	15,000	60,000
Michael F. Czerwonka, III	15,000	108,000
Jane Margraff Kieser	15,000	108,000
Robert J. Pannepacker, Sr.	15,000	108,000
G. Price Wilson, Jr.	15,000	66,400

(2)	Our non-employee directors participate in the board of directors deferred compensation plan and board retirement plan. In addition, Ms. Margraff Kieser maintains an account in the executive deferred compensation plan with respect to amounts deferred while she served as an executive officer. The amounts represent the changes in the actuarial present value of accumulated pension benefits under the retirement plan. The amount for Ms. Margraff Kieser is net of aggregate distributions paid to her during 2010 of $21,026. There are no above-market or preferential earnings paid on the accounts under the deferred compensation plan. Mr. Callantine deferred all of his board fees in 2010 to the deferred compensation plan.

(3)	Consists of dividends paid on shares awarded pursuant to our Recognition and Retention Plans that vested during 2010.
Compensation Committee Interlocks and Insider Participation
Ms. Margraff Kieser and Messrs. Callantine and Pannepacker, who is Chairman, serve as members of the Compensation Committee. None of the members of the Compensation Committee during 2010 was a current or former officer or employee of Abington Bancorp or Abington Bank other than Ms. Margraff Kieser, who served as our Senior Vice President, Operations and Human Resources from 1980 to 2001. Nor did any member engage in certain transactions with Abington Bancorp or Abington Bank required to be disclosed by regulations of the SEC. Additionally, there were no compensation committee “interlocks” during 2010, which generally means that no executive officer of Abington Bancorp served as a director or member of the compensation committee of another entity, one of whose executive officers served as a director or member of the Compensation Committee of Abington Bancorp.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors) in effect as of December 31, 2010.

Number of securities remaining
	Number of securities to be		Weighted-average		available for future issuance
	issued upon exercise of		exercise price of		under equity compensation
	outstanding options, warrants		outstanding options,		plans (excluding securities
	and rights		warrants and rights		reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,478,760	(1)	$8.47	(1)	228,818
Equity compensation plans not approved by security holders	—		—		—

Total	2,478,760		$8.47		228,818

(1)	Includes 311,060 shares subject to restricted stock grants which were not vested as of December 31, 2010. The weighted-average exercise price excludes such restricted stock grants.

Beneficial Ownership of Common Stock By Certain Beneficial Owners and Management. The following table sets forth as of March 1, 2011, certain information as to the common stock beneficially owned by (a) each person or entity, including any “group” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, who or which was known to us to be the beneficial owner of more than 5% of the issued and outstanding common stock, (b) the directors of Abington Bancorp, (c) certain executive officers of Abington Bancorp named in the Summary Compensation Table; and (d) all directors and executive officers of Abington Bancorp as a group.

	Amount and Nature of Beneficial
	Ownership as of		Percent of
Name of Beneficial Owner or Number of Persons in Group	March 1, 2011(1)		Common Stock
Abington Bank Employee Stock Ownership Plan Trust	1,933,959	(2)	9.6%
180 York Road Jenkintown, Pennsylvania 19046

Dimensional Fund Advisors LP	1,382,192	(3)	6.9
Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746

Wellington Management Company, LLP	1,030,206	(4)	5.1
75 State Street Boston, Massachusetts 02109

Directors and Director Nominees:
Douglas S. Callantine	73,832	(5)(6)	*
Michael F. Czerwonka, III	159,120	(5)(7)	*
Jane Margraff Kieser	182,800	(5)(8)	*
Robert J. Pannepacker, Sr.	249,608	(5)(9)	1.2
Jack J. Sandoski	321,456	(5)(10)	1.6
Robert W. White	809,386	(5)(11)	3.9
G. Price Wilson, Jr.	69,526	(5)(12)	*

Other Executive Officers:
Frank Kovalcheck	260,222	(5)(13)	1.3
Thomas J. Wasekanes	171,010	(5)(14)	*
Eric L. Golden	24,456	(5)(15)	*

All Directors and Executive Officers as a Group (10 persons)	2,311,048	(5)	10.8%

*	Represents less than 1% of our outstanding common stock.

(1)	Based upon filings made pursuant to the Securities Exchange Act of 1934 and information furnished by the respective individuals. Under regulations promulgated pursuant to the Securities Exchange Act of 1934, shares of common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

Under applicable regulations, a person is deemed to have beneficial ownership of any shares of common stock which may be acquired within 60 days of the record date pursuant to the exercise of outstanding stock options. Shares of common stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding common stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of common stock owned by any other person or group.

(2)	Messrs. Robert W. White, Jack J. Sandoski and Frank Kovalcheck act as trustees of the Abington Bancorp, Inc. Employee Stock Ownership Plan Trust. As of February 22, 2011, 481,758 shares held in the plan trust were allocated to the accounts of participating employees and 1,452,201 shares were held, unallocated, for allocation in future years. In general, the allocated shares held in the plan trust, will be voted by the plan trustees in accordance with the instructions of the participants. Any unallocated shares are generally required to be voted by the plan trustees in the same manner that the majority of the shares which have been allocated to participants are directed to be voted, subject to each case to the fiduciary duties of the plan trustees and applicable law. The amount of our common stock beneficially owned by officers who serve as plan trustees and by all directors and executive officers as a group does not include the shares held by the plan trust other than shares specifically allocated to the individual officer’s account.

(3)	Based on a Schedule 13G, filed on February 11, 2011 with the SEC by Dimensional Fund Advisors LP, in its capacity as investment advisor, reporting sole voting power of 1,335,074 shares of common stock and sole dispositive power over the 1,382,192 shares of common stock.

(4)	Based on a Schedule 13G/A, filed February 14, 2011 with the SEC by Wellington Management Company, LLP. Wellington Management Company, LLP, in its capacity as investment advisor, reports shared dispositive power and shared voting power over 1,030,206 shares of common stock.

(5)	Includes shares over which the directors and officers may provide voting instructions which have been granted pursuant to the Abington Bancorp 2005 and 2007 Recognition and Retention Plans and are held in the associated trusts; and stock options granted pursuant to the Abington Bancorp 2005 and 2007 Stock Option Plans which are exercisable within 60 days.

	Recognition	Stock
Name	Plan Trust	Option Plan
Douglas S. Callantine	10,000	36,000
Michael F. Czerwonka, III	10,000	84,000
Jane Margraff Kieser	10,000	84,000
Robert J. Pannepacker, Sr.	10,000	84,000
Jack J. Sandoski	12,600	156,600
Robert W. White	50,000	466,800
G. Price Wilson, Jr.	10,000	41,120
Frank Kovalcheck	12,600	156,600
Thomas J. Wasekanes	16,400	26,640
Eric L. Golden	3,800	12,880

All Directors and Executive Officers as a Group (10 persons)	145,400	1,148,640

(6)	Includes 2,820 shares held jointly with Mr. Callantine’s spouse and 10,012 shares held in the Deferred Compensation Plan over which Mr. Callantine disclaims beneficial ownership.

(7)	Includes 14,400 shares held jointly with Mr. Czerwonka’s spouse, 25,600 shares held by Mr. Czerwonka’s spouse and 6,120 shares held in Mr. Czerwonka’s individual retirement account. An aggregate of 40,000 of such shares are pledged as security.

(8)	Includes 10,022 shares held in the Deferred Compensation Plan over which Ms. Margraff Kieser disclaims beneficial ownership and 3,555 shares held in the Abington Bank 401(k) Plan.

(9)	Includes 45,190 shares held by Mr. Pannepacker’s spouse, 38,501 shares held by Mr. Pannepacker’s mother for whom he has power of attorney, and over which he disclaims beneficial ownership and 4,196 shares held jointly with Mr. Pannepacker’s spouse. Include an aggregate of 82,752 shares pledged as security.

(10)	Includes 48,005 shares held in Abington Bank’s 401(k) Plan, 41,160 shares held in the Deferred Compensation Plan over which Mr. Sandoski disclaims beneficial ownership, 16,000 shares held by Mr. Sandoski’s mother for whom he has power of attorney and over which he disclaims beneficial ownership and 14,106 shares allocated to Mr. Sandoski’s account in the employee stock ownership plan, over which Mr. Sandoski shares voting power.

(11)	Includes 25,307 shares held in the Abington Bank 401(k) Plan, 91,011 shares held in the Deferred Compensation Plan Trust over which Mr. White disclaims beneficial ownership and 21,547 shares allocated to Mr. White’s account in the employee stock ownership plan, over which Mr. White shares voting power.

(12)	Includes 1,677 shares held in Mr. Wilson’s individual retirement account.

(13)	Includes 12,288 shares held jointly with Mr. Kovalcheck’s spouse, 15,691 shares held by Mr. Kovalcheck’s spouse, 14,180 shares held in the Abington Bank 401(k) Plan, 9,948 shares held in the Deferred Compensation Plan Trust over which Mr. Kovalcheck disclaims beneficial ownership and 12,193 shares allocated to Mr. Kovalcheck’s account in the employee stock ownership plan over which Mr. Kovalcheck shares voting power. Includes an aggregate of 25,835 shares pledged as security.

(14)	Includes 40,000 shares held by Mr. Wasekanes’s spouse, 28,462 shares held in Abington Bank’s 401(k) Plan and 9,553 shares allocated to Mr. Wasekanes’s account in the employee stock ownership plan, over which Mr. Wasekanes shares voting power.

(15)	Includes 7,776 shares allocated to Mr. Golden’s account in the employee stock ownership plan, over which Mr. Golden shares voting power.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Related Party Transactions
Abington Bank has made loans in the ordinary course of business to its directors and officers, and other related parties. These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for loans with persons not related to Abington Bank and did not involve more than the normal risk of collectibility or present other unfavorable features. None of these loans or other extensions of credit are disclosed as non-accrual, past due, restructured or potential problem loans.
Under Abington Bancorp’s Audit Committee Charter, the Audit Committee is required to review and approve all related party transactions, as described in Item 404 of Regulation S-K of the SEC’s rules. To the extent such transactions are ongoing business relationships with Abington Bancorp or Abington Bank, such transactions shall be reviewed annually and such relationships shall be on terms not materially less favorable than what would be usual and customary in similar transactions between unrelated persons dealing at arms’ length.
Director Independence. A majority of our directors are independent directors as defined in the Nasdaq listing standards. The Board of Directors has determined that Messrs. Callantine, Czerwonka, Pannepacker and Wilson and Ms. Margraff Kieser are independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
The Audit Committee selects our independent registered public accounting firm and pre-approves all audit services to be provided by it to Abington Bancorp. The Audit Committee also reviews and pre-approves all audit-related and non-audit related services rendered by our independent registered public accounting firm in accordance with the Audit Committee’s charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm. The Audit Committee pre-approves certain audit-related services and certain non-audit related tax services which are specifically described by the Audit Committee on an annual basis and separately approves other individual engagements as necessary.
The following table sets forth the aggregate fees paid by us to ParenteBeard LLC for professional services rendered in connection with the audit of Abington Bancorp’s consolidated financial statements for 2010 and 2009, respectively, as well as the fees paid by us to ParenteBeard LLC for audit-related and other services rendered to us during 2010 and 2009, respectively.

	Year Ended December 31,
	2010	2009
Audit fees(1)	$170,972	$159,682
Audit-related fees(2)	24,974	24,069
Tax fees(3)	22,864	20,957
All other fees	—	—

Total	$218,810	$204,708

(1)	Includes professional services rendered for the audit of Abington Bancorp’s annual consolidated financial statements, effectiveness of internal control over financial reporting required by Section 404 of the Sarbanes-Oxley Act, and review of consolidated financial statements included in Forms 10-Q, including out-of-pocket expenses.

(2)	Includes audit-related services provided for the annual audit of our tax-qualified benefit plans.

(3)	Includes assistance with corporate tax matters and preparation of state and federal tax returns.
Each new engagement of ParenteBeard LLC was approved in advance by the Audit Committee and none of those engagements made use of the de minimis exception to pre-approval contained in the Securities and Exchange Commission’s rules.
PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report:
Financial Statements: The Consolidated Financial Statements of Abington Bancorp, Inc. and the Reports of Independent Registered Public Accounting Firm thereon, as listed below, have been filed under “Item 8, Financial Statements and Supplementary Data”.
(b) List of Exhibits

No.		Description	Location
2.1		Agreement and Plan of Merger, dated as of January 26, 2011, by and between Susquehanna Bancshares, Inc. and Abington Bancorp, Inc.		(1)

3.1		Articles of Incorporation of Abington Bancorp, Inc.		(2)

3.2		Bylaws of Abington Bancorp, Inc.		(2)

4.0		Form of Stock Certificate of Abington Bancorp, Inc.		(3)

10.1	*	Amended and Restated Employment Agreement between Abington Bancorp, Inc. and Robert W. White		(4)

No.		Description	Location
10.2	*	Amended and Restated Employment Agreement between Abington Savings Bank and Robert W. White		(4)

10.3	*	Amended and Restated Employment Agreement between Abington Savings Bank and Jack J. Sandoski		(4)

10.4	*	Employment Agreement between Abington Savings Bank and Thomas J. Wasekanes		(5)

10.5	*	Amended and Restated Employment Agreement between Abington Savings Bank and Frank Kovalcheck		(4)

10.6	*	Amended and Restated Employment Agreement between Abington Savings Bank and Eric L. Golden		(4)

10.7	*	Abington Savings Bank Amended and Restated Executive Deferred Compensation Plan		(4)

10.8	*	Abington Savings Bank Amended and Restated Directors Deferred Compensation Plan		(4)

10.9	*	Abington Savings Bank Amended and Restated Board of Directors Retirement Plan		(1)

10.10	*	Abington Savings Bank Amended and Restated Supplemental Executive Retirement Plan		(1)

10.11	*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Option Plan		(4)

10.12	*	Abington Bancorp, Inc. Amended and Restated 2005 Stock Recognition and Retention Plan and Trust Agreement		(4)

10.13	*	Form of Split Dollar Insurance Agreement between Abington Bank and each of Robert W. White, Thomas J. Wasekanes, Frank Kovalcheck, Jack J. Sandoski and Eric L. Golden		(6)

10.14	*	Abington Bancorp, Inc. 2007 Stock Option Plan		(7)

10.15	*	Abington Bancorp, Inc. 2007 Recognition and Retention Plan and Trust Agreement		(7)

23.0		Consent of ParenteBeard LLC	Filed Herewith

31.1		Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed Herewith

31.2		Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed Herewith

32.0		Section 1350 Certifications	Filed Herewith

*	Denotes a management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Abington Bancorp’s Current Report on Form 8-K dated as of January 25, 2011 and filed with the SEC on January 27, 2011 (File No. 0-52705).

(2)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc., as amended (File No. 333-142543), as filed on May 2, 2007.

(3)	Incorporated by reference from the registration statement on Form S-1 of Abington Bancorp, Inc. (File No. 333-142543) as filed on May 2, 2007.

(4)	Incorporated by reference from Abington Bancorp’s Current Report on Form 8-K dated as of November 28, 2007 and filed with the SEC on December 3, 2007 (File No. 0-52705).

(5)	Incorporated by reference from Exhibit 10.1 to Abington Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 and filed with the SEC on August 10, 2009 (File No. 0-52705).

(6)	Incorporated by reference from the Quarterly Report on Form 10-Q for Abington Bancorp, Inc. for the quarter ended September 30, 2007 and filed with the SEC on November 14, 2007 (File No. 0-52705).

(7)	Incorporated by reference to the definitive proxy statement filed by Abington Bancorp, Inc. with the SEC on December 26, 2007 (File No. 0-52705).
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

Abington Bancorp, Inc.
By:	/s/ Robert W. White	Date: March 14, 2011
Robert W. White
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Robert W. White Robert W. White	Chairman of the Board, President and Chief Executive Officer	March 14, 2011

/s/ Jack J. Sandoski Jack J. Sandoski	Director, Senior Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 14, 2011

/s/ Douglas S. Callantine Douglas S. Callantine	Director	March 14, 2011

/s/ Michael F. Czerwonka, III Michael F. Czerwonka, III	Director	March 14, 2011

/s/ Jane Margraff Kieser Jane Margraff Kieser	Director	March 14, 2011

/s/ Robert John Pannepacker, Sr. Robert John Pannepacker, Sr.	Director	March 14, 2011

/s/ G. Price Wilson, Jr. G. Price Wilson, Jr.	Director	March 14, 2011