Form 10-Q
period 2011-03-31
ABINGTON BANCORP, INC./PA
filed 2011-05-10
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 0-52705
Abington Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	20-8613037 (I.R.S. Employer Identification No.)

180 Old York Road
Jenkintown, Pennsylvania	19046

(Address of Principal Executive Offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 2, 2011, 20,234,550 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31, 2011	December 31, 2010
ASSETS
Cash and due from banks	$18,405,431	$17,917,261
Interest-bearing deposits in other banks	29,386,046	59,769,447

Total cash and cash equivalents	47,791,477	77,686,708
Investment securities held to maturity (estimated fair value—2011, $20,953,409; 2010, $20,806,340)	20,384,241	20,384,781
Investment securities available for sale (amortized cost— 2011, $107,946,969; 2010, $124,245,038)	108,284,090	124,903,901
Mortgage-backed securities held to maturity (estimated fair value—2011, $53,948,263; 2010, $58,338,548)	52,715,892	56,872,188
Mortgage-backed securities available for sale (amortized cost— 2011, $158,923,851; 2010, $164,632,654)	161,748,148	168,172,796
Loans receivable, net of allowance for loan losses (2011, $4,301,401; 2010, $4,271,618)	680,029,837	696,443,502
Accrued interest receivable	4,231,694	4,102,984
Federal Home Loan Bank stock—at cost	13,183,400	13,877,300
Cash surrender value — bank owned life insurance	43,175,786	42,744,766
Property and equipment, net	9,561,814	9,751,694
Real estate owned	23,628,145	23,588,139
Deferred tax asset	3,770,146	3,631,218
Prepaid expenses and other assets	4,884,941	4,938,037

TOTAL ASSETS	$1,173,389,611	$1,247,098,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$38,789,486	$49,807,778
Interest-bearing	810,158,125	850,251,190

Total deposits	848,947,611	900,058,968
Advances from Federal Home Loan Bank	83,867,458	109,874,674
Other borrowed money	16,367,141	15,881,449
Accrued interest payable	2,098,902	912,321
Advances from borrowers for taxes and insurance	3,042,039	2,956,425
Accounts payable and accrued expenses	6,200,955	5,504,215

Total liabilities	960,524,106	1,035,188,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 20,231,550 shares in 2011, 20,166,742 shares in 2010	244,602	244,602
Additional paid-in capital	202,723,230	202,517,175
Treasury stock—at cost, 4,228,690 shares in 2011, 4,293,498 shares in 2010	(34,394,607)	(34,949,051)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(13,250,578)	(13,460,338)
Recognition & Retention Plan Trust (RRP)	(2,337,547)	(2,589,310)
Deferred compensation plans trust	(1,061,718)	(1,045,153)
Retained earnings	58,935,362	58,519,670
Accumulated other comprehensive income	2,006,761	2,672,367

Total stockholders’ equity	212,865,505	211,909,962

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,173,389,611	$1,247,098,014

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
INTEREST INCOME:
Interest on loans	$8,987,401	$9,999,227
Interest and dividends on investment and mortgage-backed securities:
Taxable	2,321,562	2,697,977
Tax-exempt	377,634	398,027
Interest and dividends on other interest-earning assets	16,534	5,892

Total interest income	11,703,131	13,101,123

INTEREST EXPENSE:
Interest on deposits	2,769,310	3,288,583
Interest on Federal Home Loan Bank advances	874,912	1,554,366
Interest on other borrowed money	21,378	14,292

Total interest expense	3,665,600	4,857,241

NET INTEREST INCOME	8,037,531	8,243,882

PROVISION FOR LOAN LOSSES	—	563,445

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,037,531	7,680,437

NON-INTEREST INCOME
Service charges	273,931	296,378
Income on bank owned life insurance	431,020	438,486
Net loss on real estate owned	(195,577)	(581,275)
Other income	185,054	201,741

Total non-interest income	694,428	355,330

NON-INTEREST EXPENSES
Salaries and employee benefits	3,096,957	2,929,782
Occupancy	748,662	712,720
Depreciation	196,760	229,725
Professional services	970,642	443,911
Data processing	448,740	422,622
Deposit insurance premium	518,025	360,503
Advertising and promotions	169,657	107,373
Director compensation	142,916	219,946
Other	643,868	540,739

Total non-interest expenses	6,936,227	5,967,321

INCOME BEFORE INCOME TAXES	1,795,732	2,068,446

PROVISION FOR INCOME TAXES	253,279	460,086

NET INCOME	$1,542,453	$1,608,360

BASIC EARNINGS PER COMMON SHARE	$0.08	$0.08
DILUTED EARNINGS PER COMMON SHARE	$0.08	$0.08

BASIC AVERAGE COMMON SHARES OUTSTANDING:	18,510,508	18,995,279
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	19,313,058	19,372,522
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	Income	Equity
BALANCE—JANUARY 1, 2011	24,460,240	$244,602	$202,517,175	$(34,949,051)	$(17,094,801)	$58,519,670	$2,672,367	$211,909,962

Comprehensive income:
Net income	—	—	—	—	—	1,542,453	—	1,542,453
Net unrealized holding loss on available for sale securities arising during the period, net of tax benefit of $352,780	—	—	—	—	—	—	(684,807)	(684,807)
Amortization of unrecognized deferred costs on SERP, net of tax expense of $9,891	—	—	—	—	—	—	19,201	19,201

Comprehensive income								876,847

Treasury stock purchased (22,232 shares)	—	—	—	(276,789)	—	—	—	(276,789)
Cash dividends declared, ($0.06 per share)	—	—	—	—	—	(1,126,761)	—	(1,126,761)
Exercise of stock options	—	—	(97,276)	831,233	—	—	—	733,957
Excess tax benefit on stock-based compensation	—	—	105,770	—	—	—	—	105,770
Stock options expense	—	—	135,501	—	—	—	—	135,501
Common stock released from benefit plans	—	—	62,060	—	464,123	—	—	526,183
Common stock acquired by benefit plans	—	—	—	—	(19,165)	—	—	(19,165)

BALANCE— MARCH 31, 2011	24,460,240	$244,602	$202,723,230	$(34,394,607)	$(16,649,843)	$58,935,362	$2,006,761	$212,865,505

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2010	24,460,240	$244,602	$201,922,651	$(27,446,596)	$(19,214,142)	$54,804,913	$3,870,572	$214,182,000

Comprehensive income:
Net income	—	—	—	—	—	1,608,360	—	1,608,360
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $113,356	—	—	—	—	—	—	220,044	220,044
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $10,175	—	—	—	—	—	—	19,751	19,751

Comprehensive income								1,848,155

Treasury stock purchased (193,677 shares)	—	—	—	(1,374,751)	—	—	—	(1,374,751)
Cash dividends declared, ($0.05 per share)	—	—	—	—	—	(965,995)	—	(965,995)
Exercise of stock options	—	—	(13,970)	65,398	—	—	—	51,428
Excess tax liability on stock-based compensation	—	—	(63,591)	—	—	—	—	(63,591)
Stock options expense	—	—	217,275	—	—	—	—	217,275
Common stock released from benefit plans	—	—	(70,672)	—	627,055	—	—	556,383
Common stock acquired by benefit plans	—	—	—	—	(17,318)	—	—	(17,318)

BALANCE— MARCH 31, 2010	24,460,240	$244,602	$201,991,693	$(28,755,949)	$(18,604,405)	$55,447,278	$4,110,367	$214,433,586

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net income	$1,542,453	$1,608,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	563,445
Depreciation	196,760	229,725
Stock-based compensation expense	659,084	771,058
Net loss on real estate owned	—	297,286
Deferred income tax expense (benefit)	203,961	(241,840)
Amortization of:
Deferred loan fees	(214,786)	(331,420)
Premiums and discounts, net	(38,175)	(41,830)
Income from bank owned life insurance	(431,020)	(438,486)
Changes in assets and liabilities which (used) provided cash:
Accrued interest receivable	(128,710)	(244,306)
Prepaid expenses and other assets	53,096	999,366
Accrued interest payable	1,186,581	892,560
Accounts payable and accrued expenses	709,267	311,778

Net cash provided by operating activities	3,738,511	4,375,696

INVESTING ACTIVITIES:
Principal collected on loans	35,487,137	29,717,723
Disbursements for loans	(18,858,686)	(17,668,949)
Purchases of:
Mortgage-backed securities available for sale	(9,045,938)	(18,466,875)
Investments available for sale	(4,013,271)	(35,013,521)
Property and equipment	(6,880)	(7,439)
Additions to real estate owned, net	(40,006)	—
Proceeds from:
Maturities of mortgage-backed securities held to maturity	—	150,178
Maturities of mortgage-backed securities available for sale	522,951	—
Maturities of investments available for sale	20,298,500	18,540,000
Principal repayments of mortgage-backed securities held to maturity	4,145,433	5,348,352
Principal repayments of mortgage-backed securities available for sale	14,294,208	12,904,872
Redemption of Federal Home Loan Bank stock	693,900	—
Sales of real estate owned	—	704,914

Net cash (used in) provided by investing activities	43,477,348	(3,790,745)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts	(31,577,024)	20,215,781
Net (decrease) increase in certificate accounts	(19,534,333)	7,232,341
Net increase in other borrowed money	485,692	5,414,286
Advances from Federal Home Loan Bank	—	935,000
Repayments of advances from Federal Home Loan Bank	(26,007,216)	(6,941,261)
Net increase in advances from borrowers for taxes and insurance	85,614	548,213
Proceeds from exercise of stock options	733,957	51,428
Excess tax benefit (liability) from stock-based compensation	105,770	(63,591)
Purchase of treasury stock	(276,789)	(1,374,751)
Payment of cash dividend	(1,126,761)	(965,995)

Net cash (used in) provided by financing activities	(77,111,090)	25,051,451

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,895,231)	25,636,402

CASH AND CASH EQUIVALENTS—Beginning of period	77,686,708	44,714,239

CASH AND CASH EQUIVALENTS—End of period	$47,791,477	$70,350,641

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest on deposits and other borrowings	$2,479,019	$3,964,381

Income taxes	$—	$—

Non-cash transfer of loans to real estate owned	$—	$—

Acquisition of stock for deferred compensation plans trust	$—	$17,318

Release of stock from deferred compensation plans trust	$2,600	$2,600

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation— Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed in 2007. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company regulated by the Office of Thrift Supervision (the “OTS”). The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries that include ASB Investment Co. and certain limited purpose limited liability companies (“LLCs”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which combined constitute one reportable segment. All significant intercompany balances and transactions have been eliminated.
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
On January 26, 2011, the Company and Susquehanna Bancshares, Inc., (“Susquehanna”) announced the signing of a definitive Agreement and Plan of Merger under which Susquehanna will acquire all outstanding shares of common stock of the Company in a stock-for-stock transaction. Under the terms of the agreement, shareholders of the Company will receive 1.32 shares of Susquehanna’s common stock for each share of common stock of the Company. The proposed transaction is expected to be completed during the third quarter of 2011. For further information on this transaction, see Note 10.
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any other period.

The Company follows accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets accounting principles generally accepted in the United States (“U.S. GAAP”) that we follow to ensure we consistently report our financial condition, results of operations and cash flows. The FASB has established the FASB Accounting Standards Codification (the “Codification” or the “ASC”) as the source of authoritative accounting.
In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of March 31, 2011.
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
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the three months ended March 31, 2011 or 2010.
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
We establish an allowance on impaired loans for the amount by which the present value of expected future cash flows discounted at the loan’s effective interest rate, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Impairment losses are included in the provision for loan losses. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant, although management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all construction loans and most commercial real estate loans, including all such loans that are classified or criticized. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring and certain classified or criticized loans. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. Further detail of loans identified as impaired is included in Note 4. The determination of fair value for the collateral underlying a loan is more fully described in Note 9.
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
The allowance is adjusted for significant other factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors, many of which have been previously discussed, may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. Under certain circumstances, a portion of the allowance may be unallocated, in that it is not directly attributable to the losses in any specific portion of our loan portfolio. This can occur when management determines that the trends within our loan portfolio are not reflective of the trends in our market area or the general economy. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment. Although we review key ratios, such as the allowance for loan losses as a percentage of non-performing loans and total loans receivable, in order to help us understand the trends in our loan portfolio, we do not try to maintain any specific target range with respect to such ratios.
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

The components of other comprehensive income are as follows:

	Three Months Ended
	March 31,
	2011	2010

Net unrealized (loss) gain on securities arising during the period, net of tax	$(684,807)	$220,044
Plus: reclassification adjustment for net loss (gain) included in net income, net of tax	—	—

Net unrealized (loss) gain on securities, net of tax	(684,807)	220,044

Amortization of deferred costs on supplemental retirement plan, net of tax	19,201	19,751

Total other comprehensive (loss) income, net of tax	$(665,606)	$239,795

The components of accumulated other comprehensive income are as follows:

	March 31	December 31,
	2011	2010

Net unrealized gain on securities, net of tax	$2,086,536	$2,771,343
Unrecognized deferred costs of supplemental retirment plan, net of tax	(79,775)	(98,976)

Total accumulated other comprehensive income, net of tax	$2,006,761	$2,672,367

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
At March 31, 2011, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 7.
The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 7. Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three months ended March 31, 2001 and 2010, there were 3,200 and 2,183,700 antidilutive CSEs, respectively. Earnings per share were calculated as follows:

	Three Months Ended March 31
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income	$1,542,453	$1,542,453	$1,608,360	$1,608,360

Weighted average shares outstanding	18,510,508	18,510,508	18,995,279	18,995,279
Effect of common stock equivalents	—	802,550	—	377,243

Adjusted weighted average shares used in earnings per share computation	18,510,508	19,313,058	18,995,279	19,372,522

Earnings per share	$0.08	$0.08	$0.08	$0.08

Recent Accounting Pronouncements—In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which updates ASC 820, Fair Value Measurements and Disclosures. The updated guidance added new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The amended guidance in ASU 2010-06 was effective for the first interim or annual reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchase, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The Company adopted the amended guidance, except for the requirement effective for fiscal years beginning after December 15, 2010, on January 1, 2010. The Company adopted this additional requirement on January 1, 2011. The adoptions did not have any impact on our financial position or results of operations.
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which updated ASC 310, Receivables. The updated guidance requires more robust and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses, including a rollforward schedule of the allowance for credit losses for the period on a portfolio segment basis, as well as additional information about the aging and credit quality of receivables by class of financing receivables as of the end of the period. The new and amended disclosures that relate to information as of the end of a reporting period were effective for the Company as of December 31, 2010, except for disclosures relating to TDRs as discussed further below. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim reporting period beginning after December 31, 2010. The Company adopted the required disclosures as of December 31, 2010, except for the requirement to include information for activity that occurs during a reporting period, which was adopted on January 1, 2011. The adoptions did not have any impact on our financial position or results of operations.

In December 2010, the FASB issues ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, which updates ASC 805, Business Combinations. ASC 805 requires a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The updated guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this ASU also expand the supplemental pro forma disclosures under ASC 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this ASU are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2010. The Company adopted this guidance on January 1, 2011. The adoptions did not have any impact on our financial position or results of operations.
In January 2011, the FASB issued ASU 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delays the effective date of additional disclosures relating to TDRs required by ASU 2010-20. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. The update related to TDRs was issued April 2011 and is effective for interim and annual periods beginning after June 15, 2011. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations.
In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which updates ASC 310. This updated clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulty. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to note that if a debtor does not otherwise have access to funds at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. Additionally, a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar characteristics. Furthermore, a restructuring that results in a delay in payment that is insignificant is not a concession. The update also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty to note that a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations, as we have already implemented these principles in our evaluations of TDRs.

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which updates ASC 860, Transfers and Servicing. The ASU removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee. Accordingly, upon the adoption of the ASU’s guidance, a transferor in a repurchase transaction is deemed to have effective control if the following three conditions in ASC 860-10-40-24 are met: 1) The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred, 2) The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price, and 3) The agreement is entered into contemporaneously with, or in contemplation of, the transfer. The guidance in the ASU is effective prospectively for transactions or modifications of existing transactions that occur on or after the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations.
Reclassifications—Certain items in the 2010 consolidated financial statements have been reclassified to conform to the presentation in the 2011 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.
2.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,384,241	$584,409	$(15,241)	$20,953,409

Total debt securities	$20,384,241	$584,409	$(15,241)	$20,953,409

	Available for Sale
	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$82,364,990	$669,133	$(1,053,395)	$81,980,728
Corporate bonds and commercial paper	4,528,535	42,641	—	4,571,176
Municipal bonds	18,372,240	644,973	(3,080)	19,014,133

Total debt securities	105,265,765	1,356,747	(1,056,475)	105,566,037

Equity securities:
Mutual funds	2,681,204	36,849	—	2,718,053

Total equity securities	2,681,204	36,849	—	2,718,053

Total	$107,946,969	$1,393,596	$(1,056,475)	$108,284,090

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,384,781	$436,457	$(14,898)	$20,806,340

Total debt securities	$20,384,781	$436,457	$(14,898)	$20,806,340

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$99,365,386	$812,591	$(865,277)	$99,312,700
Corporate bonds and commercial paper	3,535,415	24,245	(1,365)	3,558,295
Municipal bonds	18,680,054	640,846	—	19,320,900

Total debt securities	121,580,855	1,477,682	(866,642)	122,191,895

Equity securities:
Mutual funds	2,664,183	47,823	—	2,712,006

Total equity securities	2,664,183	47,823	—	2,712,006

Total	$124,245,038	$1,525,505	$(866,642)	$124,903,901

There were no sales of debt or equity securities during the three months ended March 31, 2011 or 2010. No impairment charges were recognized on investment securities during the three months ended March 31, 2011 or 2010.
All municipal bonds included in debt securities are bank-qualified municipal bonds.

The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the parties may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2011
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$3,563,337	$3,588,152	$—	$—
Due after one year through five years	96,756,428	96,876,009	—	—
Due after five years through ten years	4,946,000	5,101,876	16,299,068	16,772,475
Due after ten years	—	—	4,085,173	4,180,934

Total	$105,265,765	$105,566,037	$20,384,241	$20,953,409

The table below sets forth investment securities which had an unrealized loss position as of March 31, 2011:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(15,241)	$1,320,355	$—	$—

Total securities held to maturity	(15,241)	1,320,355	—	—

Securities available for sale:
Agency bonds	(1,053,395)	65,914,260	—	—
Municipal bonds	(3,080)	959,349	—	—

Total securities available for sale	(1,056,475)	66,873,609	—	—

Total	$(1,071,716)	$68,193,964	$—	$—

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(14,898)	$2,119,768	$—	$—

Total securities held to maturity	(14,898)	2,119,768	—	—

Securities available for sale:
Agency bonds	(865,277)	54,612,715	—	—
Corporate bonds and commercial paper	(1,365)	489,115	—	—

Total securities available for sale	(866,642)	55,101,830	—	—

Total	$(881,540)	$57,221,598	$—	$—

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At March 31, 2011, no investment securities were in a gross unrealized loss position for 12 months or longer. Investment securities in a gross unrealized loss position for less than 12 months at March 31, 2011, consisted of 28 securities having an aggregate depreciation of 1.5% from the Company’s amortized cost basis. The securities included 21 agency bonds and seven municipal bonds. Management has concluded that, as of March 31, 2011, the unrealized losses above were temporary in nature. The unrealized losses on these securities are not related to the underlying credit quality of the issuers, and they are on securities that have a contractual maturity date. The principal and interest payments on these securities have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to the current interest rate environment. The Company does not currently have plans to sell any of these securities, nor does it anticipate that it will be required to sell any of these securities prior to a recovery of their cost basis.

3.	MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$13,216,242	$379,390	$—	$13,595,632
FNMA pass-through certificates	18,194,725	1,079,998	—	19,274,723
FHLMC pass-through certificates	8,850,070	336,846	—	9,186,916
Collateralized mortgage obligations	12,454,855	—	(563,863)	11,890,992

Total	$52,715,892	$1,796,234	$(563,863)	$53,948,263

	Available for sale
	March 31, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,789	$68	$—	$1,857
FNMA pass-through certificates	27,684,710	1,735,714	—	29,420,424
FHLMC pass-through certificates	22,937,870	1,588,047	—	24,525,917
Collateralized mortgage obligations	108,299,482	489,736	(989,268)	107,799,950

Total	$158,923,851	$3,813,565	$(989,268)	$161,748,148

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$13,854,013	$485,257	$—	$14,339,270
FNMA pass-through certificates	20,044,999	1,217,065	—	21,262,064
FHLMC pass-through certificates	9,665,262	354,111	—	10,019,373
Collateralized mortgage obligations	13,307,914	8	(590,081)	12,717,841

Total	$56,872,188	$2,056,441	$(590,081)	$58,338,548

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,929	$77	$—	$2,006
FNMA pass-through certificates	30,005,032	1,923,275	—	31,928,307
FHLMC pass-through certificates	26,843,006	1,805,146		28,648,152
Collateralized mortgage obligations	107,782,687	648,305	(836,661)	107,594,331

Total	$164,632,654	$4,376,803	$(836,661)	$168,172,796

There were no sales of mortgage-backed securities during the three months ended March 31, 2011 or 2010. No impairment charge was recognized on mortgage-backed securities during the three months ended March 31, 2011 or 2010.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA, the FHLMC, and the GNMA as well as certain AAA rated private issuers. At March 31, 2011 and December 31, 2010, respectively, $6.3 million and $6.6 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of March 31, 2011:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Collateralized mortgage obligations	$(17,418)	$(2,867,344)	$(546,445)	$9,023,648

Total securities held to maturity	(17,418)	(2,867,344)	(546,445)	9,023,648

Securities available for sale:
Collateralized mortgage obligations	(989,268)	65,111,069	—	—

Total securities available for sale	(989,268)	65,111,069	—	—

Total	$(1,006,686)	$62,243,725	$(546,445)	$9,023,648

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Collateralized mortgage obligations	$—	$—	$(590,081)	$9,529,808

Total securities held to maturity	—	—	(590,081)	9,529,808

Securities available for sale:
Collateralized mortgage obligations	(836,661)	59,786,355	—	—

Total securities available for sale	(836,661)	59,786,355	—	—

Total	$(836,661)	$59,786,355	$(590,081)	$9,529,808

At March 31, 2011, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of three securities having an aggregate depreciation of 5.7% from the Company’s amortized cost basis. All three securities were CMOs, two of which were issued by private issuers. The two CMOs from private issuers, which had an aggregate principal balance of approximately $3.4 million at March 31, 2011, had declines of approximately 6.5% and 16.6% from their amortized cost basis at such date. The third security, with a principal balance of approximately $6.2 million at March 31, 2011, had a decline of approximately 1.2% from its amortized cost basis at such date. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at March 31, 2011, consisted of 26 securities having an aggregate depreciation of 1.5% from the Company’s amortized cost basis. One of these securities was a CMO issued by a private issuer. This security had a decline of 0.6% from its amortized cost basis at March 31, 2011. All of the remaining securities were CMOs issued by government agencies. Management has concluded that, as of March 31, 2011, the unrealized losses above were temporary in nature. There is no exposure to subprime loans with these CMOs. The losses are not related to the underlying credit quality of the issuers, all of whom remain AAA rated, including the private issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on these CMOs have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to the current market environment. The Company does not currently have plans to sell any of these securities, nor does it anticipate that it will be required to sell any of these securities prior to a recovery of their cost basis.
4.	LOANS RECEIVABLE AND REAL ESTATE OWNED
Loans receivable consist of the following:

	March 31, 2011	December 31, 2010

One-to four-family residential	$385,486,465	$393,434,519
Multi-family residential and commercial	137,307,600	141,090,844
Construction	129,431,691	138,558,368
Home equity lines of credit	39,743,652	41,213,274
Commercial business loans	16,192,660	16,326,982
Consumer non-real estate loans	2,573,839	870,406

Total loans	710,735,907	731,494,393

Less:
Construction loans in process	(25,653,015)	(30,065,072)
Deferred loan fees, net	(751,654)	(714,201)
Allowance for loan losses	(4,301,401)	(4,271,618)

Loans receivable—net	$680,029,837	$696,443,502

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

The Bank has sold and was servicing loans for others in the amounts of approximately $15.6 million and $16.0 million at March 31, 2011 and December 31, 2010, respectively. These loan balances are excluded from the Company’s consolidated financial statements. At March 31, 2011 and December 31, 2010, mortgage servicing rights of $24,000 and $26,000, respectively, were included in other assets. No valuation allowance was deemed necessary for any of the periods presented.
Following is a summary of changes in the allowance for loan losses:

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010

Balance—beginning of year	$4,271,618	$9,090,353	$9,090,353
Provision for loan losses	—	976,550	563,445
Charge-offs	(15,255)	(7,076,332)	(342,267)
Recoveries	45,038	1,281,047	8,411

Charge-offs—net	29,783	(5,795,285)	(333,856)

Balance—end of period	$4,301,401	$4,271,618	$9,319,942

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio. Factors considered in determining the appropriate level for the allowance for loan losses are discussed in detail in Note 1.
The following table presents the classes of the loan portfolio summarized by the aggregate pass rating, the criticized rating of special mention and the classified ratings of substandard and doubtful within the Company’s internal risk rating system as of March 31, 2011:

		Special
	Pass	Mention	Substandard	Doubtful	Total
	(In Thousands)

One-to four-family residential	$383,263	$81	$2,142	$—	$385,486
Multi-family residential and commercial	103,929	11,481	21,897	—	137,307
Construction:
Land only	3,227	1,810	3,511	—	8,548
One-to four-family residential	18,218	14,476	9,030	—	41,724
Multi-family residential	5,650	20,457	417	—	26,524
Commercial	15,087	—	11,896	—	26,983

Total construction	42,182	36,743	24,854	—	103,779
Home equity lines of credit	39,744	—	—	—	39,744
Commercial business loans	14,853	1,340	—	—	16,193
Consumer non-real estate loans	2,574	—	—	—	2,574

Total	$586,545	$49,645	$48,893	$—	$685,083

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

The following table summarizes information in regards to impaired loans by loan portfolio class as of March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With an allowance recorded:
One-to four-family residential	$435	$435	$40	$5	$—
Multi-family residential and commercial	—	—	—	—	—
Construction:
Land only	—	—	—	—	—
One-to four-family residential	3,743	4,077	208	342	27
Multi-family residential	—	—	—	—	—
Commercial	1,660	1,852	230	1,699	—

Total construction	5,403	5,929	438	2,041	27
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

With no related allowance recorded:
One-to four-family residential	$583	$583	$—	$454	$8
Multi-family residential and commercial	9,924	11,019	—	9,813	112
Construction
Land only	600	1,928	—	600	—
One-to four-family residential	3,072	5,327	—	1,252	19
Multi-family residential	417	417	—	417	—
Commercial	1,359	1,584	—	1,364	—

Total construction	5,448	9,256	—	3,633	19
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

Total:
One-to four-family residential	$1,018	$1,018	$40	$459	$8
Multi-family residential and commercial	9,924	11,019	—	9,813	112
Construction
Land only	600	1,928	—	600	—
One-to four-family residential	6,815	9,404	208	1,594	46
Multi-family residential	417	417	—	417	—
Commercial	3,019	3,436	230	3,063	—

Total construction	10,851	15,185	438	5,674	46
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With an allowance recorded:
One-to four-family residential	$—	$—	$—	$—	$—
Multi-family residential and commercial	—	—	—	—	—
Construction:
Land only	—	—	—	—	—
One-to four-family residential	304	452	34	2,252	—
Multi-family residential	—	—	—	—	—
Commercial	1,670	1,852	272	5,556	—

Total construction	1,974	2,304	306	7,808	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

With no related allowance recorded:
One-to four-family residential	$583	$583	$—	$506	$29
Multi-family residential and commercial	9,765	10,840	—	6,088	114
Construction
Land only	600	1,100	—	2,879	—
One-to four-family residential	1,294	3,549	—	3,881	—
Multi-family residential	417	417	—	668	—
Commercial	1,379	1,584	—	1,318	—

Total construction	3,690	6,650	—	8,746	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

Total:
One-to four-family residential	$583	$583	$—	$506	$29
Multi-family residential and commercial	9,765	10,840	—	6,088	114
Construction
Land only	600	1,100	—	2,879	—
One-to four-family residential	1,598	4,001	34	6,133	—
Multi-family residential	417	417	—	668	—
Commercial	3,049	3,436	272	6,874	—

Total construction	5,664	8,954	306	16,554	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

The following table summarizes the distribution of our allowance for loan losses and recorded investment in loan receivables for the three months ended March 31, 2011:

	March 31, 2011
		Multi-family	Construction						Consumer
	One- to Four-	Residential		One- to Four-			Home Equity	Commercial	Non-real
	Family	and		Family	Multi-family		Lines of	Business	Estate	Unallocated
	Residential	Commercial	Land Only	Residential	Residential	Commercial	Credit	Loans	Loans	Allowance
	(In Thousands)
Allowance for loan losses:
Beginning balance	$528	$841	$362	$1,100	$28	$1,250	$82	$75	$6	$—
Charge-offs	—	—	—	—	—	—	—	—	(15)	—
Recoveries	—	—	—	—	37	—	—	—	7	—
Provisions	31	29	1	5	(37)	(181)	(3)	(1)	16	140

Ending balance	$559	$870	$363	$1,105	$28	$1,069	$79	$74	$14	$140

Ending balance:
individually evaluated for impairment	$40	$—	$—	$208	$—	$230	$—	$—	$—	n/a

Ending balance:
collectively evaluated for impairment	$519	$870	$363	$897	$28	$839	$79	$74	$14	n/a

Loans receivable:
Ending balance	$385,486	$137,307	$8,548	$41,724	$26,524	$26,983	$39,744	$16,193	$2,574	n/a

Ending balance:
individually evaluated for impairment	$1,018	$9,924	$600	$6,815	$417	$3,019	$—	$—	$—	n/a

Ending balance:
collectively evaluated for impairment	$384,468	$127,383	$7,948	$34,909	$26,107	$23,964	$39,744	$16,193	$2,574	n/a

The following table summarizes the distribution of our allowance for loan losses and recorded investment in loan receivables as of December 31, 2010:

	December 31, 2010
		Multi-family	Construction						Consumer
	One- to Four-	Residential		One- to Four-			Home Equity	Commercial	Non-real
	Family	and		Family	Multi-family		Lines of	Business	Estate
	Residential	Commercial	Land Only	Residential	Residential	Commercial	Credit	Loans	Loans
	(In Thousands)
Allowance for loan losses:
Ending balance	$528	$841	$362	$1,100	$28	$1,250	$82	$75	$6

Ending balance:
individually evaluated for impairment	$—	$—	$—	$34	$—	$272	$—	$—	$—

Ending balance:
collectively evaluated for impairment	$528	$841	$362	$1,066	$28	$978	$82	$75	$6

Loans receivable:
Ending balance	$393,435	$141,091	$9,067	$42,185	$25,797	$31,444	$41,213	$16,327	$870

Ending balance:
individually evaluated for impairment	$583	$9,765	$600	$1,598	$417	$3,049	$—	$—	$—

Ending balance:
collectively evaluated for impairment	$392,852	$131,326	$8,467	$40,587	$25,380	$28,395	$41,213	$16,327	$870

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
Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest income was recognized on non-accrual loans for the three months ended March 31, 2011 or 2010. Interest income foregone on non-accrual loans was $157,000 and $474,000 for three months ended March 31, 2011 and 2010, respectively.
The following table presents non-accrual loans by classes of the loan portfolio as of the dates indicated:

	March 31, 2011	December 31, 2010
	(In Thousands)

One-to four-family residential	$—	$—
Multi-family residential and commercial	1,514	1,348
Construction:
Land only	600	600
One-to four-family residential	1,511	1,597
Multi-family residential	417	417
Commercial	3,019	3,050

Total construction	5,547	5,664
Home equity lines of credit	—	—
Commercial business loans	—	—
Consumer non-real estate loans	—	—

Total	$7,061	$7,012

Non-accrual loans amounted to $7.1 million and $7.0 million, respectively, at March 31, 2011 and December 31, 2010. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $8.2 million and $9.0 million, respectively, at March 31, 2011 and December 31, 2010. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

The following table presents the classes of the loan portfolio summarized by past due status as of March 31, 2011:

							Recorded
							Investment
			90 Days			Total	90 Days or
	30-59 Days	60-89 Days	or More	Total		Loan	More and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(In Thousands)

One-to four-family residential	$2,829	$22	$1,028	$3,879	$381,607	$385,486	$1,028
Multi-family residential and commercial	2,375	2,373	185	4,933	132,374	137,307	—
Construction:
Land only	—	—	600	600	7,948	8,548	—
One-to four-family residential	4,131	—	1,525	5,656	36,068	41,724	14
Multi-family residential	—	—	417	417	26,107	26,524	—
Commercial	—	—	3,019	3,019	23,964	26,983	—

Total construction	4,131	—	5,561	9,692	94,087	103,779	14
Home equity lines of credit	212	—	62	274	39,470	39,744	62
Commercial business loans	—	—	—	—	16,193	16,193	—
Consumer non-real estate loans	—	—	—	—	2,574	2,574	—

Total	$9,547	$2,395	$6,836	$18,778	$666,305	$685,083	$1,104

The following table presents the classes of the loan portfolio summarized by past due status as of December 31, 2010:

							Recorded
							Investment
			90 Days			Total	90 Days or
	30-59 Days	60-89 Days	or More	Total		Loan	More and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(In Thousands)
One-to four-family residential	$2,674	$309	$1,211	$4,194	$389,241	$393,435	$1,211
Multi-family residential and commercial	3,216	—	725	3,941	137,150	141,091	725
Construction:
Land only	—	—	600	600	8,467	9,067	—
One-to four-family residential	—	—	1,611	1,611	40,574	42,185	14
Multi-family residential	—	—	417	417	25,380	25,797	—
Commercial	—	—	3,050	3,050	28,394	31,444	—

Total construction	—	—	5,678	5,678	102,815	108,493	14
Home equity lines of credit	20	24	76	120	41,093	41,213	76
Commercial business loans	—	—	—	—	16,327	16,327	—
Consumer non-real estate loans	—	—	—	—	870	870	—

Total	$5,910	$333	$7,690	$13,933	$687,496	$701,429	$2,026

A loan is classified as a TDR if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. We had eight loans classified as TDRs at March 31, 2011, with an aggregate outstanding balance of $13.8 million at such date. The $13.8 million of total TDRs consisted of four multi-family residential and commercial real estate loans with an aggregate outstanding balance of $9.7 million, two one- to four-family residential mortgage loans with an aggregate outstanding balance of $583,000, and two construction loans with an outstanding balance of $3.4 million at March 31, 2011. Except for one one- to four-family residential mortgage loan that was 90 days past due, none of the TDRs were delinquent at March 31, 2011. Of the eight TDRs, one commercial real estate loan with an outstanding balance of $1.3 million at March 31, 2011 was classified as non-accrual. No specific allowance was reserved on any of the TDRs at such date, except for a reserve of $174,000 in the aggregate reserved on the two construction loans. The loans are deemed to be TDRs due to concessions made to borrowers considered to be experiencing financial difficulties and we have reduced either the monthly payments or interest rate from the original contractual terms. We have no commitments to lend additional funds to the borrowers under any of these loans. We had six loans classified as TDRs at December 31, 2010, with an aggregate outstanding balance of $10.3 million at such date. The $10.3 million of total TDRs consisted of four multi-family residential and commercial real estate loans with an aggregate outstanding balance of $9.8 million and two one- to four-family residential mortgage loans with an aggregate outstanding balance of $583,000 at December 31, 2010. Except for one one- to four-family residential mortgage loan that was 30 days past due, none of the TDRs were delinquent at December 31, 2010. Of the six TDRs, one commercial real estate loan with an outstanding balance of $1.3 million at December 31, 2010 was classified as non-accrual. No specific allowance was reserved on any of the TDRs at such date.
Following is a summary of changes in the balance of real estate owned for the periods presented:

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010

Balance—beginning of period	$23,588,139	$22,818,856
Additions	—	10,641,000
Capitalized improvements	40,006	575,699
Valuation adjustments	—	(350,981)
Dispositions	—	(10,096,435)

Balance—end of period	$23,628,145	$23,588,139

5.	DEPOSITS
Deposits consist of the following major classifications:

	March 31, 2011		December 31, 2010
Type of Account	Amount	Percent	Amount	Percent

Certificates	$412,482,145	48.6%	$432,016,478	48.0%
Passbook and MMDA	307,192,979	36.2	326,060,212	36.2
NOW	90,483,001	10.6	92,174,500	10.3
DDA	38,789,486	4.6	49,807,778	5.5

Total	$848,947,611	100.0%	$900,058,968	100.0%

6.	DEFERRED INCOME TAXES
Items that gave rise to significant portions of the deferred tax balances are as follows:

	March 31,	December 31,
	2011	2010

Deferred tax assets:
Allowance for loan losses	$1,462,476	$1,452,350
Deferred compensation	1,805,533	2,097,730
Write-down of impaired investments	295,529	295,529
Write-down of real estate owned	164,158	164,158
Property and equipment	230,449	219,098
Alternative minimum tax refund	837,440	837,440
Other assets	419,287	365,883

Total deferred tax assets	5,214,872	5,432,188

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(1,074,883)	(1,427,662)
Deferred loan fees	(360,076)	(364,331)
Other liabilities	(9,767)	(8,977)

Total deferred tax liabilities	(1,444,726)	(1,800,970)

Net deferred tax asset	$3,770,146	$3,631,218

7.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS
In addition to the plans disclosed below, the Company also maintains an executive deferred compensation plan for selected executive officers, which was frozen retroactive to January 1, 2005, a deferred compensation plan for directors, a supplemental retirement plan for directors and selected executive officers and a 401(k) retirement plan for substantially all of its employees. Further detail of these plans can be obtained from the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are scheduled to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are scheduled to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At March 31, 2011, the ESOP held approximately 1.5 million unallocated shares of Company common stock with a fair value of $17.9 million and approximately 482,000 allocated shares with a fair value of $5.9 million. During the three-month periods ended March 31, 2011 and 2010, approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $291,000 and $180,000 in compensation expense, respectively.

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
A summary of the status of the shares under the 2005 and 2007 RRP as of March 31, 2011 and 2010, and changes during the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
	Number of	average grant	Number of	average grant
	shares	date fair value	shares	date fair value

Nonvested at the beginning of the year	311,060	$9.21	481,272	$8.79
Granted	—	—	—	—
Vested	(93,140)	9.11	(94,940)	9.11
Forfeited	—	—	(3,876)	7.95

Nonvested at the end of the period	217,920	$9.26	382,456	$8.71

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three-month periods ended March 31, 2011 and 2010, approximately 25,000 and 45,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $233,000 and $373,000 in compensation expense, respectively. A tax benefit of approximately $142,000 and $63,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. As of March 31, 2011, approximately $1.8 million in additional compensation expense is scheduled to be recognized over the remaining lives of the RRP awards. At March 31, 2011, the weighted average remaining lives of the RRP awards was approximately 2.2 years. Under the terms of the 2005 RRP and 2007 RRP, any unvested RRP awards will become fully vested upon a change in control, such as the proposed merger with Susquehanna, resulting in the full recognition of any unrecognized expense.
Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2011, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). As with the 2005 Option Plan, under the 2007 Option Plan options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of March 31, 2011, a total of 1,302,990 shares of common stock have been reserved for future issuance pursuant to the 2007 Option Plan.
A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of March 31, 2011 and 2010, and changes during the three months ended March 31, 2011 and 2010 are presented below:

	Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,167,700	$8.47	2,198,888	$8.47
Granted	—	—	—	—
Exercised	(87,040)	8.43	(6,848)	7.51
Forfeited	(320)	10.18	(8,340)	8.06

Outstanding at the end of the period	2,080,340	$8.47	2,183,700	$8.47

Exercisable at the end of the period	1,577,932	$8.27	1,240,920	$8.21

The following table summarizes all stock options outstanding under the 2005 and 2007 Option Plans as of March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Shares	Price	Contractual Life	Shares	Price
	(in years)

$6.00 – $7.00	12,000	$6.72	8.7	2,000	$6.72
7.01 – 8.00	859,120	7.51	4.3	859,120	7.51
8.01 – 9.00	2,400	8.35	4.7	2,400	8.35
9.01 – 10.00	1,171,700	9.14	6.8	686,700	9.14
Over 10.00	35,120	10.18	5.6	27,712	10.18

Total	2,080,340	$8.47	5.8	1,577,932	$8.27

Intrinsic value	$7,817,514			$6,255,036

No options were granted during the first three months of 2011 or 2010.
During the three months ended March 31, 2011 and 2010, approximately $136,000 and $217,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $137,000 and $24,000, respectively, was recognized during each of these periods with respect to the Option Plans. At March 31, 2011, approximately $971,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 1.8 years.
8.	COMMITMENTS AND CONTINGENCIES
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2011 and December 31, 2010, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $116.1 million and $114.9 million, respectively, in the aggregate.
The Bank had approximately $3.3 million in outstanding mortgage loan commitments at March 31, 2011. The commitments are expected to be funded within 90 days with all $3.3 million in fixed rates of interest ranging from 4.375% to 5.625%. These loans were not originated for resale. Also outstanding at March 31, 2011 were unused home equity lines of credit totaling approximately $30.4 million and unused commercial lines of credit totaling approximately $56.6 million. The unused portion of our construction loans in process at March 31, 2011 amounted to approximately $25.7 million.

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
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2011 and December 31, 2010, the Bank had letters of credit outstanding of approximately $46.6 million and $48.3 million, respectively, of which $45.8 million and $47.5 million, respectively, were standby letters of credit. At both March 31, 2011 and December 31, 2010, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of March 31, 2011 and December 31, 2010.
The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.
Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At March 31, 2011, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2011 and December 31, 2010, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.
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
Impaired Loans— A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral less estimated cost to sell. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. We obtained current appraisals of the collateral underlying all of our impaired loans for the periods presented. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at March 31, 2011 and December 31, 2010 that were recorded at fair value are secured by commercial and construction properties for which there are no comparable properties available and, accordingly, all of these impaired loans were classified as Level 3 assets at such dates.
Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
FHLB Stock—Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. FHLB stock is evaluated for impairment based on the ultimate recoverability of the par value of the security. We have evaluated our FHLB stock for impairment, and we have determined that the stock was not impaired at March 31, 2011.
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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2011
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$81,980,728	$—	$81,980,728	$—
Corporate bonds and commercial paper	4,571,176	—	4,571,176	—
Municipal bonds	19,014,133	—	19,014,133	—
Equity securities:
Mutual funds	2,718,053	2,718,053	—	—

Total investment securities available for sale	108,284,090	2,718,053	105,566,037	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$1,857	$—	$1,857	$—
FNMA pass-through certificates	29,420,424	—	29,420,424	—
FHLMC pass-through certificates	24,525,917	—	24,525,917	—
Collateralized mortgage obligations	107,799,950	—	107,799,950	—

Total mortgage-backed securities available for sale	161,748,148	—	161,748,148	—

Total	$270,032,238	$2,718,053	$267,314,185	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$99,312,700	$—	$99,312,700	$—
Corporate bonds and commercial paper	3,558,295	—	3,558,295	—
Municipal bonds	19,320,900	—	19,320,900	—
Equity securities:
Mutual funds	2,712,006	2,712,006	—	—

Total investment securities available for sale	124,903,901	2,712,006	122,191,895	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,006	$—	$2,006	$—
FNMA pass-through certificates	31,928,307	—	31,928,307	—
FHLMC pass-through certificates	28,648,152	—	28,648,152	—
Collateralized mortgage obligations	107,594,331	—	107,594,331	—

Total mortgage-backed securities available for sale	168,172,796	—	168,172,796	—

Total	$293,076,697	$2,712,006	$290,364,691	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2011 and December 31, 2010:

	March 31, 2011
	Total	Level 1	Level 2	Level 3

Impaired loans:
One- to four- family residential	$395,908	$—	$—	$395,908
Multi-family residential and commerical	1,328,618	—	—	1,328,618
Construction	7,189,565	—	—	7,189,565

Total impaired loans	8,914,091	—	—	8,914,091
Real estate owned	23,628,145	—	—	23,628,145

Total	$32,542,236	$—	$—	$32,542,236

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Impaired loans:
Multi-family residential and commerical	$1,348,304	$—	$—	$1,348,304
Construction	5,357,844	—	—	5,357,844

Total impaired loans	6,706,148	—	—	6,706,148
Real estate owned	23,588,139	—	—	23,588,139

Total	$30,294,287	$—	$—	$30,294,287

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

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)

Assets:
Cash and cash equivalents	$47,791	$47,791	$77,687	$77,687
Investment securities	128,668	129,237	145,289	145,710
Mortgage-backed securities	214,464	215,696	225,045	226,511
Loans receivable—net	680,030	681,524	696,444	702,343
FHLB stock	13,183	13,183	13,877	13,877
Accrued interest receivable	4,232	4,232	4,103	4,103

Liabilities:
Deposits	$848,948	$840,012	$900,059	$886,873
Advances from Federal Home Loan Bank	83,867	87,954	109,875	114,772
Other borrowed money	16,367	16,367	15,881	15,881
Accrued interest payable	2,099	2,099	912	912
Off balance sheet financial instruments	—	—	—	—
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as described above. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011 and December 31, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
10.	MERGER AGREEMENT WITH SUSQUEHANNA BANCSHARES, INC.
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
Consummation of the Merger is subject to certain conditions, including, among others, governmental filings and regulatory approvals and expiration of applicable waiting periods, accuracy of specified representations and warranties of the other party, absence of a material adverse effect, and receipt of tax opinions. The Merger Agreement was approved by the requisite vote of shareholders of each of the Company and Susquehanna at meetings held on May 6, 2011.
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
Overview—The Company is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization which was completed on June 27, 2007. On January 26, 2011, the Company announced the signing of a definitive Agreement and Plan of Merger with Susquehanna Bancshares, Inc. (“Susquehanna”) under which Susquehanna will acquire all outstanding shares of common stock of the Company in a stock-for-stock transaction. For further information on the Company’s proposed merger with Susquehanna, see Note 10 in the Notes to the Unaudited Consolidated Financial Statements herein. The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company. The Bank’s results of operations depend to a large extent on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, which is the interest paid on deposits and borrowings. Results of operations are also affected by our provisions for loan losses, service charges and other non-interest income and non-interest expense. Non-interest expense principally consists of salaries and employee benefits expense, office occupancy and equipment expense, professional services expense, data processing expense, deposit insurance premium expense, advertising and promotions expense, director compensation expense, and other expenses. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our financial condition and results of operations. The Bank is subject to regulation by the FDIC and the Pennsylvania Department of Banking. The Bank’s executive offices and loan processing office are in Jenkintown, Pennsylvania, with twelve other branches and seven limited service facilities located in nearby Montgomery, Bucks and Delaware County neighborhoods. The Bank is principally engaged in the business of accepting customer deposits and investing these funds in loans.
We recorded net income of $1.5 million for the quarter ended March 31, 2011, compared to net income of $1.6 million for the quarter ended March 31, 2010. The Company’s basic and diluted earnings per share were each $0.08 for the first quarter of 2011 and 2010. Net interest income was $8.0 million for the three months ended March 31, 2011, compared to $8.2 million for the three months ended March 31, 2010, a decrease of 2.5%. The decrease occurred as lower interest expense was more than offset by a reduction in interest income. Our average interest rate spread improved to 2.72% for the first quarter of 2011 from 2.65% for the first quarter of 2010 as a decrease in the average rate paid on our interest-bearing liabilities exceeded the decrease in the average yield earned on our interest-earning assets. Our net interest margin improved to 2.94% for the first three months of 2011 from 2.92% for the three months of 2010.
No provision for loan losses was recorded during the first quarter of 2011, compared to a provision of $563,000 during the first quarter of 2010. We had a $30,000 net recovery to the allowance for loan losses during the quarter ended March 31, 2011 compared to $334,000 of net charge-offs in the quarter ended March 31, 2010. Our non-accrual loans increased slightly during the first quarter of 2011 to $7.1 million at March 31, 2011 from $7.0 million at December 31, 2010. At March 31, 2011 and December 31, 2010, our non-performing loans amounted to 1.19% and 1.29%, respectively, of loans receivable, and our allowance for loan losses amounted to 52.68% and 47.27%, respectively, of non-performing loans.

Our total assets decreased $73.7 million, or 5.9%, to $1.17 billion at March 31, 2011 compared to $1.25 billion at December 31, 2010 as repayments of securities and loans during the quarter were used primarily to reduce our liabilities. Our total deposits decreased $51.1 million or 5.7% to $848.9 million at March 31, 2011 compared to $900.1 million at December 31, 2010 due to decreases in all categories of deposits. Our total stockholders’ equity increased to $212.9 million at March 31, 2011 from $211.9 million at December 31, 2010.
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

We establish an allowance on impaired loans for the amount by which the present value of expected future cash flows discounted at the loan’s effective interest rate, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Impairment losses are included in the provision for loan losses. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are generally considered to be insignificant, although management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for all construction loans and most commercial real estate loans, including all such loans that are classified or criticized. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring and certain classified or criticized loans. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. The determination of fair value for the collateral underlying a loan is more fully described in Note 9 in the Notes to the Unaudited Consolidated Financial Statements herein.
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
The allowance is adjusted for significant other factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors, many of which have been previously discussed, may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary lending areas, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. Under certain circumstances, a portion of the allowance may be unallocated, in that it is not directly attributable to the losses in any specific portion of our loan portfolio. This can occur when management determines that the trends within our loan portfolio are not reflective of the trends in our market area or the general economy. The applied loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment. Although we review key ratios, such as the allowance for loan losses as a percentage of non-performing loans and total loans receivable, in order to help us understand the trends in our loan portfolio, we do not try to maintain any specific target range with respect to such ratios.
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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2011 and December 31, 2010, while we did not have any assets that were measured at fair value on a recurring basis using Level 3 measurements, we did have assets that were measured at fair value on a nonrecurring basis using Level 3 measurements. See Note 9 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.
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
COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2011 AND DECEMBER 31, 2010
The Company’s total assets decreased $73.7 million, or 5.9%, to $1.17 billion at March 31, 2011 compared to $1.25 billion at December 31, 2010. The most significant decreases were in cash and cash equivalents, which decreased $29.9 million during the quarter, investment and mortgage-backed securities, which decreased $27.2 million in the aggregate during the quarter, and loans receivable, which decreased $16.4 million during the quarter. These decreases occurred as repayments of securities and loans during the quarter were used primarily to reduce our liabilities. Of $39.3 million in calls, maturities and repayments of our investment and mortgage-backed securities, only $13.1 million of those funds were reinvested in new securities. The largest decreases within our loan portfolio during the first quarter of 2011 were with our one- to four-family residential loans, which decreased $7.9 million or 2.0% during the quarter and our gross construction loans, which decreased $9.1 million or 6.6% during the quarter. The decrease in our gross construction loans was partially offset by a $4.4 million decrease in the balance of our loans-in-process. The decrease in one- to four-family residential loans was due primarily to a decrease in demand, including a decrease in the rate of mortgage refinancing. The decrease in construction loans was also due, in part, to a decrease in demand, but also reflects our increased selectivity in the origination of these types of loans given the increased risk involved in making construction loans and the relatively high amount of non-performing assets that we are continuing to manage.
Our total deposits decreased $51.1 million or 5.7% to $848.9 million at March 31, 2011 compared to $900.1 million at December 31, 2010. The decrease during the first quarter of 2011 was due to decreases in all categories of deposits, including a decrease in our savings and money market accounts of $18.9 million and a decrease in our certificates of deposit of $19.5 million. Our advances from the Federal Home Loan Bank (“FHLB”) decreased $26.0 million or 23.7% to $83.9 million at March 31, 2011 from $109.9 million at December 31, 2010, as we continued to repay existing balances. Our repayment of advances from the FHLB is described further in the next section, “Liquidity and Capital Resources”.

Our total stockholders’ equity increased to $212.9 million at March 31, 2011 from $211.9 million at December 31, 2010. Contributing to the increase was the reissuance of approximately 87,000 shares of treasury stock with a cost basis of approximately $831,000 in conjunction with the exercise of stock options by certain of our employees during the quarter. Additionally, our retained earnings increased $416,000 as our net income for the period was partially offset by the payment of our quarterly cash dividend of $0.06 per share of common stock. Limiting the effects of these increases was a reduction in our accumulated other comprehensive income of $666,000 resulting from a decrease in the aggregate fair value of our available for sale investment and mortgage-backed securities. The Bank’s regulatory capital levels continue to far exceed requirements for well capitalized institutions (see chart in next section, “Liquidity and Capital Resources”).
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2011, our cash and cash equivalents amounted to $47.8 million. In addition, at that date we had $3.6 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $270.0 million at March 31, 2011.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2011, we had certificates of deposit maturing within the next 12 months of $211.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.
In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. Our borrowings consist primarily of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the FHLB as collateral for such advances. As of March 31, 2011, we had $83.9 million in outstanding FHLB advances, and we had $355.6 million in additional FHLB advances available to us. During the first quarter of 2011, we continued to significantly reduce our outstanding balance of advances from the FHLB. We determined to continue to repay a portion of our FHLB advances due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is readily available in the form of advances or repurchase agreements through various other sources.
Our total stockholders’ equity increased to $212.9 million at March 31, 2011 from $211.9 million at December 31, 2010. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in June 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. The net proceeds received by the Bank further strengthened its capital position, which already exceeded all regulatory requirements (see table below).

The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	March 31,	December 31,	Regulatory	To Be Well
	2011	2010	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	14.55%	13.84%	4.00%	5.00%
Tier 1 risk-based capital ratio	24.17	23.31	4.00	6.00
Total risk-based capital ratio	24.76	23.89	8.00	10.00
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
At March 31, 2011, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.
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
COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At March 31, 2011 and December 31, 2010, we had no commitments to originate loans for sale.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At March 31, 2011 and December 31, 2010, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $116.1 million and $114.9 million, respectively, in the aggregate.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At March 31, 2011 and December 31, 2010, the Bank had letters of credit outstanding of approximately $46.6 million and $48.3 million, respectively, of which $45.8 million and $47.5 million, respectively, were standby letters of credit. At both March 31, 2011 and December 31, 2010, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of March 31, 2011 and December 31, 2010.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At March 31, 2011, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at March 31, 2011.

		Amount of Commitment Expiration - Per Period
			After One to	After Three
	Total Amounts	To	Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$46,619	$27,475	$18,298	$—	$846
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	3,346	3,346	—	—	—
Unused portion of home equity lines of credit	30,429	—	—	—	30,429
Unused portion of commercial lines of credit	56,627	56,627	—	—	—
Undisbursed portion of construction loans in process	25,653	23,029	2,624	—	—

Total commitments	$162,859	$110,477	$20,922	$—	$31,460

The following table summarizes our contractual cash obligations at March 31, 2011. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One to	After Three
		To	Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$412,482	$211,608	$75,056	$62,280	$63,538

FHLB advances	83,867	3,208	32,320	39,222	9,117
Repurchase agreements	16,367	16,367	—	—	—

Total debt	100,234	19,575	32,320	39,222	9,117

Operating lease obligations	4,322	904	1,597	1,013	808

Total contractual obligations	$517,038	$232,087	$109,440	$96,285	$73,463

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
General. We recorded net income of $1.5 million for the quarter ended March 31, 2011, compared to net income of $1.6 million for the quarter ended March 31, 2010. The Company’s basic and diluted earnings per share were each $0.08 for the first quarter of 2011 and 2010. Net interest income was $8.0 million for the three months ended March 31, 2011, compared to $8.2 million for the three months ended March 31, 2010, a decrease of 2.5%. The decrease occurred as lower interest expense was more than offset by a reduction in interest income. Our average interest rate spread improved to 2.72% for the first quarter of 2011 from 2.65% for the first quarter of 2010 as a decrease in the average rate paid on our interest-bearing liabilities exceeded the decrease in the average yield earned on our interest-earning assets. Our net interest margin improved to 2.94% for the first three months of 2011 from 2.92% for the three months of 2010.
Interest Income. Our total interest income for the three months ended March 31, 2011 decreased $1.4 million or 10.7% over the comparable 2010 period to $11.7 million. The decrease occurred as a result of a decline in both the average balance of our total interest-earning assets and the average yield earned on those assets. Although the average balances of our investment and mortgage-backed securities increased $24.2 million and $7.0 million, respectively, quarter-over-quarter, and the balance of our other interest-earning assets increased $7.1 million quarter-over-quarter, these increases were more than offset by a decrease in the average balance of our loan portfolio of $75.5 million or 9.9% quarter-over-quarter. The average yield earned on our total interest-earning assets decreased 35 basis points to 4.28% for the first quarter of 2011 compared to 4.63% for the first quarter of 2010 due to primarily to declines in the average yield earned on investment and mortgage-backed securities. The average yield earned on our investment securities declined 45 basis points to 2.40% for the first quarter of 2011 compared to 2.85% for the first quarter of 2010. The average yield earned on our mortgage-backed securities declined 90 basis points to 3.46% for the first quarter of 2011 compared to 4.36% for the first quarter of 2010.
Interest Expense. Our total interest expense for the three months ended March 31, 2011 decreased $1.2 million or 24.5% from the comparable 2010 period to $3.7 million. The decrease occurred as a result of a decline in both the average balance of our total interest-bearing liabilities and the average rate paid on those liabilities. The average balance of our total interest-bearing liabilities decreased $39.1 million or 4.0% to $940.8 million for the first quarter of 2011 from $979.9 million for the first quarter of 2010. The decrease was due primarily to a decrease in the average balance of our advances from FHLB of $49.4 million or 34.3% and our certificates of deposit of $33.8 million or 7.3%, quarter-over-quarter. This was partially offset by an increase in the average balance of our core deposits of $12.3 million quarter-over-quarter. The average rate we paid on our total interest-bearing liabilities decreased 42 basis points to 1.56% for the first quarter of 2011 from 1.98% for the first quarter of 2010 due to declines in the average rate paid on our advances from the FHLB of 61 basis points and our deposits of 27 basis points.

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

	Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$137,930	$828	2.40%	$113,695	$811	2.85%
Mortgage-backed securities	216,588	1,871	3.46	209,577	2,285	4.36
Loans receivable(2)	685,663	8,987	5.24	761,155	9,999	5.25
Other interest-earning assets	53,518	17	0.13	46,351	6	0.05

Total interest-earning assets	1,093,699	11,703	4.28	1,130,778	13,101	4.63

Cash and non-interest bearing balances	18,067			21,691
Other non-interest-earning assets	96,618			94,921

Total assets	$1,208,384			$1,247,390

Interest-bearing liabilities:

Deposits:
Savings and money market accounts	$311,794	477	0.61	$274,438	687	1.00
Checking accounts	89,321	5	0.02	80,630	9	0.04
Certificate accounts	427,328	2,287	2.14	461,098	2,593	2.25

Total deposits	828,443	2,769	1.34	816,166	3,289	1.61
FHLB advances	94,374	875	3.71	143,740	1,554	4.32
Other borrowings	17,977	21	0.47	20,018	14	0.28

Total interest-bearing liabilities	940,794	3,665	1.56	979,924	4,857	1.98

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	43,978			41,430
Real estate tax escrow accounts	3,416			3,758
Other liabilities	7,334			7,799

Total liabilities	995,522			1,032,911
Stockholders’ equity	212,862			214,479

Total liabilities and stockholders’ equity	$1,208,384			$1,247,390

Net interest-earning assets	$152,905			$150,854

Net interest income; average interest rate spread		$8,038	2.72%		$8,244	2.65%

Net interest margin(3)			2.94%			2.92%

(1)
Investment securities for the 2011 period include 123 tax-exempt municipal bonds with an aggregate average balance of $38.9 million and an average yield of 3.9%. Investment securities for the 2010 period include 133 tax-exempt municipal bonds with an aggregate average balance of $40.9 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. No provision for loan losses was recorded during the first quarter of 2011. A provision of $563,000 was recorded during the first quarter of 2010. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Management determined that no provision was required during the first quarter of 2011 based on our evaluation of the overall adequacy of the allowance for loan losses in relation to the loan portfolio, and in consideration of a number of factors including a decrease in the outstanding balance of our loans receivable and the resolution or charge-off of certain large-balance, non-performing loans in recent periods. In addition, we had a $30,000 net recovery to the allowance for loan losses during the quarter ended March 31, 2011 compared to $334,000 in net charge-offs to the allowance in the prior year comparable period.
Our non-accrual loans increased slightly during the first quarter of 2011 to $7.1 million at March 31, 2011 from $7.0 million at December 31, 2010. The increase was due primarily to the addition of one commercial real estate loan with an outstanding balance of $185,000 at March 31, 2011. Our total non-performing loans, defined as non-accruing loans and accruing loans 90 days or more past due, decreased to $8.2 million at March 31, 2011 from $9.0 million at December 31, 2010. This was primarily a result of certain of our past due accruing loans becoming current in their payments during the quarter. With no significant changes to our real estate owned (“REO”), our total non-performing assets decreased to $31.8 million at March 31, 2011 compared to $32.6 million at December 31, 2010. The balance of our performing TDRs increased to $12.1 million at March 31, 2011 compared to $9.0 million at December 31, 2010, primarily due to the addition of two constructions loans to one borrower with an aggregate outstanding balance of $3.4 million at March 31, 2011. These two loans, in which we own a participation interest, were restructured to reduce the interest rate paid by the borrower, who is experiencing financial difficutly. At March 31, 2011 and December 31, 2010, our non-performing loans amounted to 1.19% and 1.29%, respectively, of loans receivable, and our allowance for loan losses amounted to 52.68% and 47.27%, respectively, of non-performing loans. At March 31, 2011 and December 31, 2010, our non-performing assets amounted to 2.71% and 2.62% of total assets, respectively.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the date indicated.

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in Thousands)

Non-accruing loans:
One- to four-family residential	$—	$—	$—
Multi-family residential and commercial real estate(1)	1,514	1,348	4,788
Construction	5,547	5,664	22,659
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total non-accruing loans	7,061	7,012	27,447

Accruing loans 90 days or more past due:
One- to four-family residential(2)	1,028	1,211	29
Multi-family residential and commercial real estate	—	725	—
Construction	14	14	10,535
Commercial business	—	—	—
Home equity lines of credit	62	76	106
Consumer non-real estate	—	—	—

Total accruing loans 90 days or more past due	1,104	2,026	10,670

Total non-performing loans(3)	8,165	9,038	38,117

Real estate owned, net	23,628	23,588	21,817

Total non-performing assets	31,793	32,626	59,934

Performing troubled debt restructurings:
One- to four-family residential(4)	219	583	—
Multi-family residential and commercial real estate	8,410	8,417	—
Construction	3,439	—	—
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total performing troubled debt restructurings	12,068	9,000	—

Total non-performing assets and performing troubled debt restructurings	$43,861	$41,626	$59,934

Total non-performing loans as a percentage of loans	1.19%	1.29%	5.00%

Total non-performing loans as a percentage of total assets	0.70%	0.72%	3.01%

Total non-performing assets as a percentage of total assets	2.71%	2.62%	4.73%

(1)
Included in this category of non-accruing loans at March 31, 2011, December 31, 2010 and March 31, 2010 is one troubled debt restructuring with a balance of $1.3 million, $1.3 million, and $2.4 million at such date, respectively. See Note 4 in the Notes to the Unaudited Consolidated Financial Statements herein.

(2)
Included in this category of non-accruing loans at March 31, 2011 is one troubled debt restructuring with a balance of $219,000 at such date. See Note 4 in the Notes to the Unaudited Consolidated Financial Statements herein.

(3)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(4)
Two performing troubled debt restructurings (“TDRs”) included in one- to four-family residential real estate loans with an aggregate outstanding balance of $583,000 at March 31, 2010 were identified as a result of enhanced procedures, although no such balances were previously reported at such date.

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at March 31, 2011.

												Allowance
											Accruing	for Loan
				Type			Loan Classification				Loans 90	Losses
		Total		One- to							Days or	Allocated to
	No. of	Balance	Land	Four-	Multi-	Commercial			Special		More Past	Construction
Range	Loans	Outstanding	Only	Family	Family	Real Estate	Doubtful	Substandard	Mention	Non-Accrual(1)	Due	Loans
	(Dollars in Thousands)

Loans over $10.0 million	1	$20,457	$—	$—	$20,457	$—	$—	$—	$20,457	$—	$—	$—
Loans $5.0 million to $10.0 million	4	27,812	—	13,160	—	14,652	—	8,877	5,483	—	—	867
Loans $2.5 million to $5.0 million	9	30,330	2,911	14,991	4,948	7,480	—	2,911	8,774	—	—	626
Loans $1.0 million to $2.5 million	13	20,927	4,482	11,594	—	4,851	—	11,293	1,255	4,227	—	825
Loans under $1.0 million	12	4,253	1,155	1,979	1,119	—	—	1,773	774	1,320	14	246

Total construction loans	39	$103,779	$8,548	$41,724	$26,524	$26,983	$—	$24,854	$36,743	$5,547	$14	$2,564

(1)	All of the $5.5 million of non-accrual construction loans at March 31, 2011 were classified substandard at such date.

Non-interest Income. Our total non-interest income increased to $694,000 for the first quarter of 2011 from $355,000 for the first quarter of 2010. The increase was due primarily to a $386,000 improvement in our net loss on REO quarter-over-quarter. The larger net loss during the 2010 period was the result of a higher level of write-downs and losses on sales during that period.
Non-interest Expenses. Our total non-interest expenses for the first quarter of 2011 amounted to $6.9 million, representing an increase of $969,000 or 16.2% from the first quarter of 2010. The largest increase was in our expense for professional services, which increased $527,000 or 118.7% quarter-over-quarter. The increase was due primarily to additional legal and consulting expenses related to our proposed merger with Susquehanna, including expenses related to certain shareholder lawsuits. Also contributing to the increase in our total non-interest expenses were increases in our salaries and employee benefits and deposit insurance premium expenses, which increased $167,000 and $158,000, respectively, quarter-over-quarter. The increase in salaries and employee benefits expenses was due largely to increases in the costs of health and insurance benefits as well as normal merit increases in salaries.
Income Tax Expense. We recorded an income tax expense of approximately $253,000 for the first quarter of 2011 compared to an income tax expense of approximately $460,000 for the first quarter of 2010. Our effective tax rate improved to 14.1% for the first quarter of 2011 compared to 22.2% for the first quarter of 2010 largely as a result of the tax benefit related to the exercise of stock options by certain of our employees during the quarter.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a positive 0.33% at March 31, 2011, compared to a negative 0.50% at December 31, 2010.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at March 31, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 15% to 25%. The annual prepayment rate for mortgage-backed securities is assumed to range from 24% to 41%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” ranging from 0% to 45%.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$243,076	$40,996	$140,153	$103,031	$150,015	$677,271
Mortgage-backed securities	38,613	30,457	78,842	38,683	25,045	211,640
Investment securities	7,883	1,420	47,850	70,015	1,163	128,331
Other interest-earning assets	42,569	—	—	—	—	42,569

Total interest-earning assets	332,141	72,873	266,845	211,729	176,223	1,059,811

Interest-bearing liabilities:
Savings and money market accounts	$72,467	$72,467	$64,903	$53,089	$44,267	$307,193
Checking accounts	—	—	—	—	90,483	90,483
Certificate accounts	144,796	68,150	73,719	62,280	63,537	412,482
FHLB advances	17,652	9,612	25,786	27,508	3,309	83,867
Other borrowed money	16,367	—	—	—	—	16,367

Total interest-bearing liabilities	251,282	150,229	164,408	142,877	201,596	910,392

Interest-earning assets less interest-bearing liabilities	$80,859	$(77,356)	$102,437	$68,852	$(25,373)	$149,419

Cumulative interest-rate sensitivity gap (3)	$80,859	$3,503	$105,940	$174,792	$149,419

Cumulative interest-rate gap as a percentage of total assets at March 31, 2011	6.89%	0.30%	9.03%	14.90%	12.73%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at March 31, 2011	132.18%	100.87%	118.72%	124.66%	116.41%

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
On March 17, 2011, a putative class action lawsuit was filed in the Court of Common Pleas, Montgomery County, Pennsylvania, against the directors of the Company and Susquehanna, RSD Capital vs. Robert W. White, et al., C.A. No. 2011-06590. The lawsuit in Montgomery County alleged that the named directors, in approving the Agreement and Plan of Merger, by and between Abington and Susquehanna, dated January 26, 2011 (the “Merger Agreement’), and Susquehanna, by entering into the Merger Agreement, intentionally interfered with a contractual relationship between Abington and its shareholders and interfered with a prospective economic advantage of the Company’s shareholders. On April 13, 2011, upon consideration of the defendants’ Preliminary Objections, the lawsuit in Montgomery County was dismissed with prejudice.
On March 25, 2011, a putative class action lawsuit was filed by separate plaintiffs in the Court of Common Pleas, Philadelphia County, Pennsylvania, against the Company, the Company’s directors (other than Jack J. Sandoski) and Susquehanna, Exum, et al. vs. Robert W. White, et al., C.A. No. 110302814. The lawsuit in Philadelphia County, which was also brought as a shareholders’ derivative suit on behalf of Abington, generally alleged, among other things, that the Abington Board of Directors breached its fiduciary duties in connection with its approval of the Merger Agreement in that the consideration offered to Abington’s shareholders in the Merger was alleged to be inadequate and the process used to negotiate the Merger Agreement was alleged to be unfair, and that such breaches of fiduciary duty were exacerbated by preclusive transaction protection devices. The Philadelphia County complaint also alleged that Abington and Susquehanna aided and abetted the Abington Board of Directors in breaching its fiduciary duties, and that the disclosure provided to the Company’s shareholders in the joint proxy statement/prospectus of Abington and Susquehanna, dated March 18, 2011 (the “Joint Proxy Statement/Prospectus”) and included in the registration statement on Form S-4 filed by Susquehanna with the Securities and Exchange Commission (the “SEC”) (File No. 333-172626), failed to provide required material information necessary for Abington’s shareholders to make a fully informed decision concerning the Merger Agreement and the transactions contemplated thereby.

On April 25, 2011, solely to avoid the costs, risks and uncertainties inherent in litigation, Abington and the other named defendants entered into a Memorandum of Understanding with the plaintiffs in the Philadelphia County lawsuit. Under the terms of the memorandum, Abington, the other named defendants and the plaintiffs have agreed to settle the lawsuit subject to court approval. If the court approves the settlement contemplated in the memorandum, the lawsuit will be dismissed with prejudice. Pursuant to the terms of the memorandum, Abington agreed to make available additional information to its shareholders. Such additional information was included in a Current Report on Form 8-K, dated April 25, 2011 and filed by Abington on April 26, 2011 (SEC File No. 0-52705) (the “Current Report”). In return, the plaintiffs agreed to the dismissal of the lawsuit and to withdraw all motions filed in connection with such lawsuit. In connection with the settlement, plaintiffs intend to seek an award of attorneys’ fees and expenses not to exceed $250,000 subject to court approval, and Abington has agreed not to oppose plaintiffs’ application. The amount of the fee award to class counsel will ultimately be determined by the Court. This payment will not affect the amount of merger consideration to be paid in the merger. If the settlement is finally approved by the court, it is anticipated that it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed merger, the Merger Agreement, and any disclosure made in connection therewith. There can be no assurance that the parties will ultimately enter in to a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the Memorandum of Understanding may be terminated. The details of the settlement will be set forth in a notice to be sent to Abington’s shareholders prior to a hearing before the court to consider both the settlement and plaintiffs’ fee application.
For further information regarding the Memorandum of Understanding and the terms of the proposed settlement of the Philadelphia County lawsuit and to review the supplemental disclosures to the Joint Proxy Statement/Prospectus made by Abington pursuant to the Memorandum of Understanding, reference is made to the Current Report, which is incorporated herein by reference.
The Company and the other defendants have vigorously denied, and continue to vigorously deny, that they have committed or aided and abetted in the commission of any violation of law or engaged in any of the wrongful acts that were alleged in the lawsuit, and expressly maintain that, to the extent applicable, they diligently and scrupulously complied with their fiduciary and other legal burdens and are entering into the contemplated settlement solely to eliminate the burden and expense of further litigation and to put the claims that were or could have been asserted to rest.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.
(b)	Not applicable.
(c)	Purchases of Equity Securities

The Company’s purchases of its common stock made during the quarter are set forth in the following table.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plan or
Period	Purchased(1)	per Share	or Programs	Programs(2)

January 1, – January 31, 2011	22,232	$12.45	—	265,824
February 1, – February 28, 2011	—	$—	—	—
March 1, – March 31, 2011	—	$—	—	—

Total	22,232	$12.45	—	—

(1)
All 22,232 shares purchased during the quarter were purchased as permitted by the tax withholding provisions of the Company’s recognition and retention plan. In conjunction with the plan, participants may elect to have a portion of their awarded shares withheld upon vesting solely to pay for any related tax liabilities on these awards. The subject shares were withheld directly from the amount that otherwise would become vested. There was no transaction in the open market with respect to these withheld shares.

(2)
On January 14, 2010, the Company announced a stock repurchase program to repurchase up to 5% of its outstanding shares, or 1,048,603 shares. This purchase program terminated January 14, 2011 with 782,779 total shares purchased under the plan.

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

ABINGTON BANCORP, INC.
Date: May 10, 2011	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: May 10, 2011	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer