Form 10-Q
period 2011-06-30
ABINGTON BANCORP, INC./PA
filed 2011-08-05
CIK 1397533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of July 29, 2011, 20,245,910 shares of the Registrant’s common stock were outstanding.

ABINGTON BANCORP, INC.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30, 2011	December 31, 2010
ASSETS
Cash and due from banks	$25,743,938	$17,917,261
Interest-bearing deposits in other banks	47,834,572	59,769,447

Total cash and cash equivalents	73,578,510	77,686,708
Investment securities held to maturity (estimated fair value—2011, $21,276,727; 2010, $20,806,340)	20,383,700	20,384,781
Investment securities available for sale (amortized cost— 2011, $111,861,327; 2010, $124,245,038)	113,168,140	124,903,901
Mortgage-backed securities held to maturity (estimated fair value—2011, $51,270,544; 2010, $58,338,548)	49,594,120	56,872,188
Mortgage-backed securities available for sale (amortized cost— 2011, $162,091,967; 2010, $164,632,654)	166,461,270	168,172,796
Loans receivable, net of allowance for loan losses (2011, $4,357,064; 2010, $4,271,618)	652,549,648	696,443,502
Accrued interest receivable	3,746,307	4,102,984
Federal Home Loan Bank stock—at cost	12,524,200	13,877,300
Cash surrender value — bank owned life insurance	43,614,652	42,744,766
Property and equipment, net	9,392,901	9,751,694
Real estate owned	23,664,479	23,588,139
Deferred tax asset	3,085,288	3,631,218
Prepaid expenses and other assets	4,975,606	4,938,037

TOTAL ASSETS	$1,176,738,821	$1,247,098,014

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest-bearing	$42,675,317	$49,807,778
Interest-bearing	798,030,035	850,251,190

Total deposits	840,705,352	900,058,968
Advances from Federal Home Loan Bank	76,869,067	109,874,674
Other borrowed money	28,826,033	15,881,449
Accrued interest payable	3,218,208	912,321
Advances from borrowers for taxes and insurance	4,878,039	2,956,425
Accounts payable and accrued expenses	5,924,510	5,504,215

Total liabilities	960,421,209	1,035,188,052

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 20,000,000 shares authorized none issued	—	—
Common stock, $0.01 par value, 80,000,000 shares authorized; 24,460,240 shares issued; outstanding: 20,245,910 shares in 2011, 20,166,742 shares in 2010	244,602	244,602
Additional paid-in capital	202,885,637	202,517,175
Treasury stock—at cost, 4,214,330 shares in 2011, 4,293,498 shares in 2010	(34,257,469)	(34,949,051)
Unallocated common stock held by:
Employee Stock Ownership Plan (ESOP)	(13,040,818)	(13,460,338)
Recognition & Retention Plan Trust (RRP)	(2,085,784)	(2,589,310)
Deferred compensation plans trust	(1,072,856)	(1,045,153)
Retained earnings	59,958,638	58,519,670
Accumulated other comprehensive income	3,685,662	2,672,367

Total stockholders’ equity	216,317,612	211,909,962

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,176,738,821	$1,247,098,014

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INTEREST INCOME:
Interest on loans	$8,893,880	$9,816,008	$17,881,281	$19,815,235
Interest and dividends on investment and mortgage-backed securities:
Taxable	2,186,224	2,674,497	4,507,786	5,372,474
Tax-exempt	367,945	388,246	745,579	786,273
Interest and dividends on other interest-earning assets	15,822	19,761	32,356	25,653

Total interest income	11,463,871	12,898,512	23,167,002	25,999,635

INTEREST EXPENSE:
Interest on deposits	2,725,409	3,232,872	5,494,719	6,521,455
Interest on Federal Home Loan Bank advances	713,796	1,413,977	1,588,708	2,968,343
Interest on other borrowed money	21,929	20,324	43,307	34,616

Total interest expense	3,461,134	4,667,173	7,126,734	9,524,414

NET INTEREST INCOME	8,002,737	8,231,339	16,040,268	16,475,221

PROVISION FOR LOAN LOSSES	—	—	—	563,445

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,002,737	8,231,339	16,040,268	15,911,776

NON-INTEREST INCOME
Service charges	287,718	326,956	561,649	623,334
Income on bank owned life insurance	438,866	446,012	869,886	884,498
Net loss on real estate owned	(136,896)	(131,921)	(332,473)	(713,196)
Other income	195,121	164,721	380,175	366,462

Total non-interest income	784,809	805,768	1,479,237	1,161,098

NON-INTEREST EXPENSES
Salaries and employee benefits	3,021,289	3,030,727	6,118,246	5,960,509
Occupancy	641,254	711,988	1,389,916	1,424,708
Depreciation	190,193	227,810	386,953	457,535
Professional services	444,244	576,209	1,414,886	1,020,120
Data processing	461,639	431,789	910,379	854,411
Deposit insurance premium	336,042	494,416	854,067	854,919
Advertising and promotions	175,626	148,884	345,283	256,257
Director compensation	144,879	225,509	287,795	445,455
Other	465,863	549,406	1,109,731	1,090,145

Total non-interest expenses	5,881,029	6,396,738	12,817,256	12,364,059

INCOME BEFORE INCOME TAXES	2,906,517	2,640,369	4,702,249	4,708,815

PROVISION FOR INCOME TAXES	756,300	668,090	1,009,579	1,128,176

NET INCOME	$2,150,217	$1,972,279	$3,692,670	$3,580,639

BASIC EARNINGS PER COMMON SHARE	$0.12	$0.10	$0.19	$0.19
DILUTED EARNINGS PER COMMON SHARE	$0.11	$0.10	$0.19	$0.18

BASIC AVERAGE COMMON SHARES OUTSTANDING:	18,595,898	18,920,983	18,952,497	18,957,926
DILUTED AVERAGE COMMON SHARES OUTSTANDING:	19,267,314	19,395,076	19,290,057	19,383,467
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Common
					Stock		Accumulated
	Common		Additional		Acquired by		Other	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	Income	Equity
BALANCE—JANUARY 1, 2011	24,460,240	$244,602	$202,517,175	$(34,949,051)	$(17,094,801)	$58,519,670	$2,672,367	$211,909,962

Comprehensive income:
Net income	—	—	—	—	—	3,692,670	—	3,692,670
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $502,218	—	—	—	—	—	—	974,893	974,893
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $19,782	—	—	—	—	—	—	38,402	38,402

Comprehensive income								4,705,965

Treasury stock purchased (22,232 shares)	—	—	—	(276,789)	—	—	—	(276,789)
Cash dividends declared, ($0.12 per share)	—	—	—	—	—	(2,253,702)	—	(2,253,702)
Exercise of stock options	—	—	(112,359)	968,371	—	—	—	856,012
Excess tax liability on stock-based compensation	—	—	105,770	—	—	—	—	105,770
Stock options expense	—	—	271,071	—	—	—	—	271,071
Common stock released from benefit plans	—	—	103,980	—	925,646	—	—	1,029,626
Common stock acquired by benefit plans	—	—	—	—	(30,303)	—	—	(30,303)

BALANCE— JUNE 30, 2011	24,460,240	$244,602	$202,885,637	$(34,257,469)	$(16,199,458)	$59,958,638	$3,685,662	$216,317,612

					Common		Accumulated
					Stock		Other
	Common		Additional		Acquired by		Comprehensive	Total
	Stock	Common	Paid-in	Treasury	Benefit	Retained	Income	Stockholders’
	Shares	Stock	Capital	Stock	Plans	Earnings	(Loss)	Equity
BALANCE—JANUARY 1, 2010	24,460,240	$244,602	$201,922,651	$(27,446,596)	$(19,214,142)	$54,804,913	$3,870,572	$214,182,000

Comprehensive income:
Net income	—	—	—	—	—	3,580,639	—	3,580,639
Net unrealized holding gain on available for sale securities arising during the period, net of tax expense of $500,483	—	—	—	—	—	—	971,524	971,524
Amortization of unrecognized deferred costs on SERP, net of tax benefit of $20,350	—	—	—	—	—	—	39,502	39,502

Comprehensive income								4,591,665

Treasury stock purchased (701,351 shares)	—	—	—	(5,880,430)	—	—	—	(5,880,430)
Cash dividends declared, ($0.10 per share)	—	—	—	—	—	(1,927,203)	—	(1,927,203)
Exercise of stock options	—	—	(13,970)	65,398	—	—	—	51,428
Excess tax liability on stock-based compensation	—	—	(63,591)	—	—	—	—	(63,591)
Stock options expense	—	—	435,585	—	—	—	—	435,585
Common stock released from benefit plans	—	—	(108,765)	—	1,256,184	—	—	1,147,419
Common stock acquired by benefit plans	—	—	—	—	(31,276)	—	—	(31,276)

BALANCE— JUNE 30, 2010	24,460,240	$244,602	$202,171,910	$(33,261,628)	$(17,989,234)	$56,458,349	$4,881,598	$212,505,597

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net income	$3,692,670	$3,580,639
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	563,445
Depreciation	386,953	457,535
Stock-based compensation expense	1,298,097	1,577,804
Net loss on real estate owned	—	417,121
Deferred income tax expense	23,930	1,656,983
Amortization of:
Deferred loan fees	(561,910)	(648,728)
Premiums and discounts, net	(76,329)	(90,396)
Income from bank owned life insurance	(869,886)	(884,498)
Changes in assets and liabilities which provided (used) cash:
Accrued interest receivable	356,677	23,882
Prepaid expenses and other assets	(37,569)	(3,805,507)
Accrued interest payable	2,305,887	1,538,195
Accounts payable and accrued expenses	450,776	6,010,576

Net cash provided by operating activities	6,969,296	10,397,051

INVESTING ACTIVITIES:
Principal collected on loans	83,046,394	59,774,629
Disbursements for loans	(38,590,630)	(30,667,063)
Purchases of:
Mortgage-backed securities available for sale	(22,787,383)	(34,888,048)
Investments available for sale	(31,011,558)	(96,722,138)
Property and equipment	(28,160)	(38,838)
Additions to real estate owned, net	(76,340)	(186,560)
Proceeds from:
Maturities of mortgage-backed securities held to maturity	—	150,178
Maturities of mortgage-backed securities available for sale	522,951	1,883,210
Maturities of investments available for sale	43,380,000	50,835,000
Principal repayments of mortgage-backed securities held to maturity	7,252,008	10,417,483
Principal repayments of mortgage-backed securities available for sale	24,923,858	25,419,334
Redemption of Federal Home Loan Bank stock	1,353,100	—
Sale of real estate owned	—	9,446,295

Net cash provided by (used in) investing activities	67,984,240	(4,576,518)

FINANCING ACTIVITIES:
Net (decrease) increase in demand deposits and savings accounts	(32,367,610)	29,273,922
Net (decrease) increase in certificate accounts	(26,986,006)	2,731,782
Net increase in other borrowed money	12,944,584	9,846,588
Advances from Federal Home Loan Bank	—	935,000
Repayments of advances from Federal Home Loan Bank	(33,005,607)	(20,505,592)
Net increase in advances from borrowers for taxes and insurance	1,921,614	1,980,151
Proceeds from exercise of stock options	856,012	51,428
Excess tax benefit (liability) from stock-based compensation	105,770	(63,591)
Purchase of treasury stock	(276,789)	(5,880,430)
Payment of cash dividend	(2,253,702)	(1,927,203)

Net cash (used in) provided by financing activities	(79,061,734)	16,442,055

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,108,198)	22,262,588

CASH AND CASH EQUIVALENTS—Beginning of period	77,686,708	44,714,239

CASH AND CASH EQUIVALENTS—End of period	$73,578,510	$66,976,827

See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest on deposits and other borrowings	$4,820,847	$7,986,219
Income taxes	$—	$1,000,000
Non-cash transfer of loans to real estate owned	$—	$—
Acquisition of stock for deferred compensation plans trust	$—	$25,979
Release of stock from deferred compensation plans trust	$2,600	$5,200
See notes to unaudited consolidated financial statements.

ABINGTON BANCORP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.	FINANCIAL STATEMENT PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Basis of Financial Statement Presentation— Abington Bancorp, Inc. (the “Company”) is a Pennsylvania corporation which was organized to be the stock holding company for Abington Savings Bank in connection with our second-step conversion and reorganization completed in 2007. Abington Savings Bank is a Pennsylvania-chartered, FDIC-insured savings bank, which conducts business under the name “Abington Bank” (the “Bank” or “Abington Bank”). As a result of the Bank’s election pursuant to Section 10(l) of the Home Owners’ Loan Act, the Company is a savings and loan holding company. The Bank is a wholly owned subsidiary of the Company. The Company’s results of operations are primarily dependent on the results of the Bank and the Bank’s wholly owned subsidiaries that include ASB Investment Co. and certain limited purpose limited liability companies (“LLCs”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, which combined constitute one reportable segment. All significant intercompany balances and transactions have been eliminated.
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
The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations, changes in stockholders’ equity and comprehensive income and cash flows in conformity with accounting principles generally accepted in the United States of America. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Abington Bancorp, Inc. and the accompanying notes thereto for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011, or any other period.

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
In accordance with the subsequent events topic of the ASC, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the financial statements as of June 30, 2011.
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
Other-Than-Temporary Impairment of Securities—Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings. No impairment charges were recognized during the three or six months ended June 30, 2011 or 2010.
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

The components of other comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net unrealized gain on securities, net of tax	$1,659,700	$751,480	$974,893	$971,524

Amortization of deferred costs on supplemental retirement plan, net of tax	19,201	19,751	38,402	39,502

Total other comprehensive income, net of tax	$1,678,901	$771,231	$1,013,295	$1,011,026

The components of accumulated other comprehensive income are as follows:

	June 30,	December 31,
	2011	2010

Net unrealized gain on securities, net of tax	$3,746,236	$2,771,343
Unrecognized deferred costs of supplemental retirment plan, net of tax	(60,574)	(98,976)

Total accumulated other comprehensive income, net of tax	$3,685,662	$2,672,367

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
At June 30, 2011, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans and the 2005 and 2007 Stock Option Plans. Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. These plans are more fully described in Note 7.
The Company also has an employee stock ownership plan (“ESOP”). This plan is more fully described in Note 7. Shares held under the ESOP are also accounted for under ASC 718. As ESOP shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares over the period earned.

Earnings per share—Earnings per share (“EPS”) consists of two separate components, basic EPS and diluted EPS. Basic EPS is computed based on the weighted average number of shares of common stock outstanding for each period presented. Diluted EPS is calculated based on the weighted average number of shares of common stock outstanding plus dilutive common stock equivalents (“CSEs”). CSEs consist of shares that are assumed to have been purchased with the proceeds from the exercise of stock options, as well as unvested common stock awards. Common stock equivalents which are considered antidilutive are not included for the purposes of this calculation. For the three and six months ended June 30, 2011, there were 12,840 and 3,200 antidilutive CSEs, respectively. For the three and six months ended June 30, 2010, there were 1,258,080 and 1,277,780 antidilutive CSEs, respectively. Earnings per share were calculated as follows:

	Three Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income	$2,150,217	$2,150,217	$1,972,279	$1,972,279

Weighted average shares outstanding	18,595,898	18,595,898	18,920,983	18,920,983
Effect of common stock equivalents	—	671,416	—	474,093

Adjusted weighted average shares used in earnings per share computation	18,595,898	19,267,314	18,920,983	19,395,076

Earnings per share	$0.12	$0.11	$0.10	$0.10

	Six Months Ended June 30,
	2011		2010
	Basic	Diluted	Basic	Diluted

Net income	$3,692,670	$3,692,670	$3,580,639	$3,580,639

Weighted average shares outstanding	18,952,497	18,952,497	18,957,926	18,957,926
Effect of common stock equivalents	—	337,560	—	425,541

Adjusted weighted average shares used in earnings per share computation	18,952,497	19,290,057	18,957,926	19,383,467

Earnings per share	$0.19	$0.19	$0.19	$0.18

Recent Accounting Pronouncements—In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This update temporarily delayed the effective date of additional disclosures relating to TDRs required by ASU 2010-20. The delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about TDRs for public entities and the guidance for determining what constitutes a TDR will then be coordinated. The update related to TDRs was issued April 2011 and is effective for interim and annual periods beginning after June 15, 2011. The Company adopted this guidance as of July 1, 2011. The adoption did not have any impact on our financial position or results of operations.
In April 2011, the FASB issued ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, which updates ASC 310. This update clarifies which loan modifications constitute troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulty. The update clarifies the guidance on a creditor’s evaluation of whether it has granted a concession to note that if a debtor does not otherwise have access to funds at a market rate for debt with similar characteristics as the restructured debt, the restructuring would be considered to be at a below-market rate, which may indicate that the creditor has granted a concession. Additionally, a temporary or permanent increase in the contractual interest rate as a result of a restructuring does not preclude the restructuring from being considered a concession because the new contractual interest rate on the restructured debt could still be below the market interest rate for new debt with similar characteristics. Furthermore, a restructuring that results in a delay in payment that is insignificant is not a concession. The update also clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulty to note that a creditor may conclude that a debtor is experiencing financial difficulties, even though the debtor is not currently in payment default. The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011. The Company adopted this guidance as of July 1, 2011. The adoption did not have any impact on our financial position or results of operations, as we had previously implemented these principles in our evaluations of TDRs.

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
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which updates ASC 820, Fair Value Measurement. The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (the “IASB”) to develop a single, converged fair value framework. The ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, however the ASU expands ASC 820’s existing disclosure requirements for fair value measurements and makes other amendments. This ASU is effective for interim and annual periods beginning after December 15, 2011 for public entities. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which updates ASC 220, Comprehensive Income. This ASU revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is continuing to evaluate this guidance, but does not expect the adoption to have a significant impact on our financial position or results of operations.
Reclassifications—Certain items in the 2010 consolidated financial statements have been reclassified to conform to the presentation in the 2011 consolidated financial statements. Such reclassifications did not have a material impact on the presentation of the overall financial statements.

2.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities are summarized as follows:

	Held to Maturity
	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Municipal bonds	$20,383,700	$893,928	$(901)	$21,276,727

Total debt securities	$20,383,700	$893,928	$(901)	$21,276,727

	Available for Sale
	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Debt securities:
Agency bonds	$88,458,995	$742,585	$(228,645)	$88,972,935
Corporate bonds and commercial paper	3,520,165	18,424	(4,534)	3,534,055
Municipal bonds	17,184,926	738,469	—	17,923,395

Total debt securities	109,164,086	1,499,478	(233,179)	110,430,385

Equity securities:
Mutual funds	2,697,241	40,514	—	2,737,755

Total equity securities	2,697,241	40,514	—	2,737,755

Total	$111,861,327	$1,539,992	$(233,179)	$113,168,140

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Municipal bonds	$20,384,781	$436,457	$(14,898)	$20,806,340

Total debt securities	$20,384,781	$436,457	$(14,898)	$20,806,340

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Debt securities:
Agency bonds	$99,365,386	$812,591	$(865,277)	$99,312,700
Corporate bonds and commercial paper	3,535,415	24,245	(1,365)	3,558,295
Municipal bonds	18,680,054	640,846	—	19,320,900

Total debt securities	121,580,855	1,477,682	(866,642)	122,191,895

Equity securities:
Mutual funds	2,664,183	47,823	—	2,712,006

Total equity securities	2,664,183	47,823	—	2,712,006

Total	$124,245,038	$1,525,505	$(866,642)	$124,903,901

There were no sales of debt or equity securities during the three or six months ended June 30, 2011 or 2010. No impairment charges were recognized on investment securities during the three or six months ended June 30, 2011 or 2010.
All municipal bonds included in debt securities are bank-qualified municipal bonds.
The amortized cost and estimated fair value of debt securities by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the parties may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2011
	Available for Sale		Held to Maturity
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$2,199,986	$2,233,162	$—	$—
Due after one year through five years	102,799,498	103,845,433	—	—
Due after five years through ten years	4,164,602	4,351,790	18,659,704	19,486,002
Due after ten years	—	—	1,723,996	1,790,725

Total	$109,164,086	$110,430,385	$20,383,700	$21,276,727

The table below sets forth investment securities which had an unrealized loss position as of June 30, 2011:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
Securities held to maturity:
Municipal bonds	$(901)	$336,217	$—	$—

Total securities held to maturity	(901)	336,217	—	—

Securities available for sale:
Agency bonds	(228,645)	33,744,140	—	—
Corporate bonds	(4,534)	1,971,125	—	—

Total securities available for sale	(233,179)	35,715,265	—	—

Total	$(234,080)	$36,051,482	$—	$—

The table below sets forth investment securities which had an unrealized loss position as of December 31, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Municipal bonds	$(14,898)	$2,119,768	$—	$—

Total securities held to maturity	(14,898)	2,119,768	—	—

Securities available for sale:
Agency bonds	(865,277)	54,612,715	—	—
Corporate bonds and commercial paper	(1,365)	489,115	—	—

Total securities available for sale	(866,642)	55,101,830	—	—

Total	$(881,540)	$57,221,598	$—	$—

On a quarterly basis, management of the Company reviews the securities in its investment portfolio to identify any securities that might have an other-than-temporary impairment. At June 30, 2011, no investment securities were in a gross unrealized loss position for 12 months or longer. Investment securities in a gross unrealized loss position for less than 12 months at June 30, 2011, consisted of 14 securities having an aggregate depreciation of 0.6% from the Company’s amortized cost basis. The securities included ten agency bonds, one municipal bond and three corporate bonds. Management has concluded that, as of June 30, 2011, the unrealized losses above were temporary in nature. The unrealized losses on these securities are not related to the underlying credit quality of the issuers, and they are on securities that have a contractual maturity date. The principal and interest payments on these securities have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to the current interest rate environment. The Company does not currently have plans to sell any of these securities, nor does it anticipate that it will be required to sell any of these securities prior to a recovery of their cost basis.

3.	MORTGAGE-BACKED SECURITIES
The amortized cost and estimated fair value of mortgage-backed securities are summarized as follows:

	Held to Maturity
	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$12,777,512	$637,388	$—	$13,414,900
FNMA pass-through certificates	16,968,323	1,218,978	—	18,187,301
FHLMC pass-through certificates	8,362,858	388,116	—	8,750,974
Collateralized mortgage obligations	11,485,427	11,780	(579,838)	10,917,369

Total	$49,594,120	$2,256,262	$(579,838)	$51,270,544

	Available for sale
	June 30, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,642	$65	$—	$1,707
FNMA pass-through certificates	25,892,942	1,858,796	—	27,751,738
FHLMC pass-through certificates	20,670,829	1,621,528	—	22,292,357
Collateralized mortgage obligations	115,526,554	1,165,160	(276,246)	116,415,468

Total	$162,091,967	$4,645,549	$(276,246)	$166,461,270

	Held to Maturity
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$13,854,013	$485,257	$—	$14,339,270
FNMA pass-through certificates	20,044,999	1,217,065	—	21,262,064
FHLMC pass-through certificates	9,665,262	354,111	—	10,019,373
Collateralized mortgage obligations	13,307,914	8	(590,081)	12,717,841

Total	$56,872,188	$2,056,441	$(590,081)	$58,338,548

	Available for Sale
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

GNMA pass-through certificates	$1,929	$77	$—	$2,006
FNMA pass-through certificates	30,005,032	1,923,275	—	31,928,307
FHLMC pass-through certificates	26,843,006	1,805,146		28,648,152
Collateralized mortgage obligations	107,782,687	648,305	(836,661)	107,594,331

Total	$164,632,654	$4,376,803	$(836,661)	$168,172,796

There were no sales of mortgage-backed securities during the three or six months ended June 30, 2011 or 2010. No impairment charge was recognized on mortgage-backed securities during the three or six months ended June 30, 2011 or 2010.
Our collateralized mortgage obligations (“CMOs”) are issued by the FNMA, the FHLMC, and the GNMA as well as certain AAA rated private issuers. At June 30, 2011 and December 31, 2010, respectively, $5.8 million and $6.6 million of our CMOs were issued by private issuers.

The table below sets forth mortgage-backed securities which had an unrealized loss position as of June 30, 2011:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Collateralized mortgage obligations	$(16,062)	$2,639,426	$(563,776)	$2,611,208

Total securities held to maturity	(16,062)	2,639,426	(563,776)	2,611,208

Securities available for sale:
Collateralized mortgage obligations	(276,246)	28,150,810	—	—

Total securities available for sale	(276,246)	28,150,810	—	—

Total	$(292,308)	$30,790,236	$(563,776)	$2,611,208

The table below sets forth mortgage-backed securities which had an unrealized loss position as of December 31, 2010:

	Less than 12 months		More than 12 months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

Securities held to maturity:
Collateralized mortgage obligations	$—	$—	$(590,081)	$9,529,808

Total securities held to maturity	—	—	(590,081)	9,529,808

Securities available for sale:
Collateralized mortgage obligations	(836,661)	59,786,355	—	—

Total securities available for sale	(836,661)	59,786,355	—	—

Total	$(836,661)	$59,786,355	$(590,081)	$9,529,808

At June 30, 2011, mortgage-backed securities in a gross unrealized loss position for 12 months or longer consisted of two securities having an aggregate depreciation of 17.8% from the Company’s amortized cost basis. Both of these securities were CMOs issued by private issuers. These two CMOs, which had an aggregate principal balance of approximately $3.2 million at June 30, 2011, had declines of approximately 8.7% and 21.6% from their amortized cost basis at such date. Mortgage-backed securities in a gross unrealized loss position for less than 12 months at June 30, 2011, consisted of 12 securities having an aggregate depreciation of 0.9% from the Company’s amortized cost basis. One of these securities was a CMO issued by a private issuer. This security had a decline of 0.6% from its amortized cost basis at June 30, 2011. All of the remaining securities were CMOs issued by government agencies. Management has concluded that, as of June 30, 2011, the unrealized losses above were temporary in nature. There is no exposure to subprime loans with these CMOs. The losses are not related to the underlying credit quality of the issuers, all of whom remain AAA rated, including the private issuers, and they are on securities that have contractual maturity dates. The principal and interest payments on these CMOs have been made as scheduled, and there is no evidence that the issuers will not continue to do so. In management’s opinion, the future principal payments will be sufficient to recover the current amortized cost of the securities. The unrealized losses above are primarily related to the current market environment. The Company does not currently have plans to sell any of these securities, nor does it anticipate that it will be required to sell any of these securities prior to a recovery of their cost basis.
4.	LOANS RECEIVABLE AND REAL ESTATE OWNED
Loans receivable consist of the following:

	June 30, 2011	December 31, 2010

One-to four-family residential	$379,824,049	$393,434,519
Multi-family residential and commercial	120,969,571	141,090,844
Construction	126,456,660	138,558,368
Home equity lines of credit	39,510,595	41,213,274
Commercial business loans	17,126,554	16,326,982
Consumer non-real estate loans	677,639	870,406

Total loans	684,565,068	731,494,393

Less:
Construction loans in process	(26,527,015)	(30,065,072)
Deferred loan fees, net	(1,131,341)	(714,201)
Allowance for loan losses	(4,357,064)	(4,271,618)

Loans receivable—net	$652,549,648	$696,443,502

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
The Bank has sold and was servicing loans for others in the amounts of approximately $15.1 million and $16.0 million at June 30, 2011 and December 31, 2010, respectively. These loan balances are excluded from the Company’s consolidated financial statements. At June 30, 2011 and December 31, 2010, mortgage servicing rights of $21,000 and $26,000, respectively, were included in other assets. No valuation allowance for mortgage servicing rights was deemed necessary for any of the periods presented

Following is a summary of changes in the allowance for loan losses:

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2011	December 31, 2010	June 30, 2010

Balance—beginning of year	$4,271,618	$9,090,353	$9,090,353
Provision for loan losses	—	976,550	563,445
Charge-offs	(20,517)	(7,076,332)	(3,713,606)
Recoveries	105,963	1,281,047	1,216,982

Charge-offs—net	85,446	(5,795,285)	(2,496,624)

Balance—end of period	$4,357,064	$4,271,618	$7,157,174

The provision for loan losses is charged to expense to maintain the allowance for loan losses at a level that management considers adequate to provide for losses based upon an evaluation of the loan portfolio. Factors considered in determining the appropriate level for the allowance for loan losses are discussed in detail in Note 1.
The following table presents the classes of the loan portfolio summarized by the aggregate pass rating, the criticized rating of special mention and the classified ratings of substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011:

		Special
	Pass	Mention	Substandard	Doubtful	Total(1)
	(In Thousands)

One-to four-family residential	$377,426	$80	$2,318	$—	$379,824
Multi-family residential and commercial	89,019	9,909	22,042	—	120,970
Construction:
Land only	3,244	1,810	3,511	—	8,565
One-to four-family residential	17,687	13,408	8,985	—	40,080
Multi-family residential	5,625	21,499	—	—	27,124
Commercial	7,607	—	16,553	—	24,160

Total construction	34,163	36,717	29,049	—	99,929
Home equity lines of credit	39,511	—	—	—	39,511
Commercial business loans	15,907	1,219	—	—	17,126
Consumer non-real estate loans	678	—	—	—	678

Total	$556,704	$47,925	$53,409	$—	$658,038

(1)	Total construction loans are presented net of loans in process.

The following table presents the classes of the loan portfolio summarized by the aggregate pass rating, the criticized rating of special mention and the classified ratings of substandard and doubtful within the Company’s internal risk rating system as of December 31, 2010:

		Special
	Pass	Mention	Substandard	Doubtful	Total(1)
	(In Thousands)

One-to four-family residential	$391,903	$12	$1,520	$—	$393,435
Multi-family residential and commercial	113,589	7,286	20,216	—	141,091
Construction:
Land only	3,212	1,810	4,045	—	9,067
One-to four-family residential	18,107	15,020	9,058	—	42,185
Multi-family residential	5,677	19,703	417	—	25,797
Commercial	19,731	—	11,713	—	31,444

Total construction	46,727	36,533	25,233	—	108,493
Home equity lines of credit	41,198	15	—	—	41,213
Commercial business loans	14,882	1,445	—	—	16,327
Consumer non-real estate loans	870	—	—	—	870

Total	$609,169	$45,291	$46,969	$—	$701,429

(1)	Total construction loans are presented net of loans in process.
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

The following table summarizes information in regards to impaired loans by loan portfolio class as of June 30, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With an allowance recorded:
One-to four-family residential	$1,952	$1,952	$152	$230	$—
Multi-family residential and commercial	995	995	220	6	—
Construction:
Land only	—	—	—	—	—
One-to four-family residential	3,736	4,070	208	2,049	58
Multi-family residential	—	—	—	—	—
Commercial	1,650	1,852	229	1,282	—

Total construction	5,386	5,922	437	3,331	58
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

With no related allowance recorded:
One-to four-family residential	$579	$579	$—	$515	$20
Multi-family residential and commercial	9,742	9,742	—	9,741	227
Construction
Land only	600	1,928	—	600	—
One-to four-family residential	3,004	5,259	—	2,344	—
Multi-family residential	—	—	—	336	—
Commercial	1,359	1,584	—	1,362	—

Total construction	4,963	8,771	—	4,642	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

Total:
One-to four-family residential	$2,531	$2,531	$152	$745	$20
Multi-family residential and commercial	10,737	10,737	220	9,747	227
Construction
Land only	600	1,928	—	600	—
One-to four-family residential	6,740	9,329	208	4,393	58
Multi-family residential	—	—	—	336	—
Commercial	3,009	3,436	229	2,644	—

Total construction	10,349	14,693	437	7,973	58
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

The following table summarizes information in regards to impaired loans by loan portfolio class as of December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In Thousands)
With an allowance recorded:
One-to four-family residential	$—	$—	$—	$—	$—
Multi-family residential and commercial	—	—	—	—	—
Construction:
Land only	—	—	—	—	—
One-to four-family residential	304	452	34	2,252	—
Multi-family residential	—	—	—	—	—
Commercial	1,670	1,852	272	5,556	—

Total construction	1,974	2,304	306	7,808	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

With no related allowance recorded:
One-to four-family residential	$583	$583	$—	$506	$29
Multi-family residential and commercial	9,765	10,840	—	6,088	114
Construction
Land only	600	1,100	—	2,879	—
One-to four-family residential	1,294	3,549	—	3,881	—
Multi-family residential	417	417	—	668	—
Commercial	1,379	1,584	—	1,318	—

Total construction	3,690	6,650	—	8,746	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

Total:
One-to four-family residential	$583	$583	$—	$506	$29
Multi-family residential and commercial	9,765	10,840	—	6,088	114
Construction
Land only	600	1,100	—	2,879	—
One-to four-family residential	1,598	4,001	34	6,133	—
Multi-family residential	417	417	—	668	—
Commercial	3,049	3,436	272	6,874	—

Total construction	5,664	8,954	306	16,554	—
Home equity lines of credit	—	—	—	—	—
Commercial business loans	—	—	—	—	—
Consumer non-real estate loans	—	—	—	—	—

The following table summarizes the activity and the distribution of our allowance for loan losses and recorded investment in loan receivables for the three and six months ended June 30, 2011 and as of June 30, 2011:

	June 30, 2011
		Multi-family	Construction						Consumer
	One- to Four-	Residential		One- to Four-			Home Equity	Commercial	Non-real
	Family	and		Family	Multi-family		Lines of	Business	Estate	Unallocated
	Residential	Commercial	Land Only	Residential	Residential	Commercial	Credit	Loans	Loans	Allowance
	(In Thousands)
Three months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$559	$870	$363	$1,105	$28	$1,069	$79	$74	$14	$140
Charge-offs	—	—	—	—	—	—	—	—	(6)	—
Recoveries	—	11	—	—	45	—	—	—	6	—
Provisions	(30)	(86)	74	(22)	(45)	(225)	—	9	(12)	337

Ending balance	$529	$795	$437	$1,083	$28	$844	$79	$83	$2	$477

Six months ended June 30, 2011
Allowance for loan losses:
Beginning balance	$528	$841	$362	$1,100	$28	$1,250	$82	$75	$6	$—
Charge-offs	—	—	—	—	—	—	—	—	(21)	—
Recoveries	—	11	—	—	82	—	—	—	13	—
Provisions	1	(57)	75	(17)	(82)	(406)	(3)	8	4	477

Ending balance	$529	$795	$437	$1,083	$28	$844	$79	$83	$2	$477

Ending balance:
individually evaluated for impairment	$152	$220	$—	$208	$—	$229	$—	$—	$—	n/a

Ending balance:
collectively evaluated for impairment	$377	$575	$437	$875	$28	$615	$79	$83	$2	n/a

Loans receivable:
Ending balance	$379,824	$120,970	$8,565	$40,080	$27,124	$24,160	$39,511	$17,126	$678	n/a

Ending balance:
individually evaluated for impairment	$2,531	$10,737	$600	$6,740	$—	$3,009	$—	$—	$—	n/a

Ending balance:
collectively evaluated for impairment	$377,293	$110,233	$7,965	$33,340	$27,124	$21,151	$39,511	$17,126	$678	n/a

The following table summarizes the distribution of our allowance for loan losses and recorded investment in loan receivables as of December 31, 2010:

	December 31, 2010
		Multi-family	Construction						Consumer
	One- to Four-	Residential		One- to Four-			Home Equity	Commercial	Non-real
	Family	and		Family	Multi-family		Lines of	Business	Estate
	Residential	Commercial	Land Only	Residential	Residential	Commercial	Credit	Loans	Loans
	(In Thousands)
Allowance for loan losses:
Ending balance	$528	$841	$362	$1,100	$28	$1,250	$82	$75	$6

Ending balance:
individually evaluated for impairment	$—	$—	$—	$34	$—	$272	$—	$—	$—

Ending balance:
collectively evaluated for impairment	$528	$841	$362	$1,066	$28	$978	$82	$75	$6

Loans receivable:
Ending balance	$393,435	$141,091	$9,067	$42,185	$25,797	$31,444	$41,213	$16,327	$870

Ending balance:
individually evaluated for impairment	$583	$9,765	$600	$1,598	$417	$3,049	$—	$—	$—

Ending balance:
collectively evaluated for impairment	$392,852	$131,326	$8,467	$40,587	$25,380	$28,395	$41,213	$16,327	$870

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
Interest payments on impaired loans and non-accrual loans are typically applied to principal unless the ability to collect the principal amount is fully assured, in which case interest is recognized on the cash basis. No interest income was recognized on non-accrual loans for the three or six months ended June 30, 2011 or 2010. Interest income foregone on non-accrual loans was approximately $429,000 and $735,000, respectively, for the six months ended June 30, 2011 and 2010.
The following table presents non-accrual loans by classes of the loan portfolio as of the dates indicated:

	June 30, 2011	December 31, 2010
	(In Thousands)

One-to four-family residential	$1,952	$—
Multi-family residential and commercial	2,005	1,348
Construction:
Land only	600	600
One-to four-family residential	3,301	1,597
Multi-family residential	—	417
Commercial	3,009	3,050

Total construction	6,910	5,664
Home equity lines of credit	—	—
Commercial business loans	—	—
Consumer non-real estate loans	—	—

Total	$10,867	$7,012

Non-accrual loans amounted to $10.9 million and $7.0 million, respectively, at June 30, 2011 and December 31, 2010. Non-performing loans, which consist of non-accruing loans plus accruing loans 90 days or more past due, amounted to $13.9 million and $9.0 million, respectively, at June 30, 2011 and December 31, 2010. For the delinquent loans in our portfolio, we have considered our ability to collect the past due interest, as well as the principal balance of the loan, in order to determine whether specific loans should be placed on non-accrual status. In cases where our evaluations have determined that the principal and interest balances are collectible, we have continued to accrue interest.

The following table presents the classes of the loan portfolio summarized by past due status as of June 30, 2011:

							Recorded
							Investment
			90 Days			Total	90 Days or
	30-59 Days	60-89 Days	or More	Total		Loan	More and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(In Thousands)

One-to four-family residential	$—	$21	$2,629	$2,650	$377,174	$379,824	$677
Multi-family residential and commercial	137	151	2,005	2,293	118,677	120,970	—
Construction:
Land only	1,255	555	600	2,410	6,155	8,565	—
One-to four-family residential	—	3,036	3,740	6,776	33,304	40,080	439
Multi-family residential	—	—	—	—	27,124	27,124	—
Commercial	5,775	—	4,841	10,616	13,544	24,160	1,832

Total construction	7,030	3,591	9,181	19,802	80,127	99,929	2,271
Home equity lines of credit	23	—	81	104	39,407	39,511	81
Commercial business loans	—	—	—	—	17,126	17,126	—
Consumer non-real estate loans	—	—	—	—	678	678	—

Total	$7,190	$3,763	$13,896	$24,849	$633,189	$658,038	$3,029

The following table presents the classes of the loan portfolio summarized by past due status as of December 31, 2010:

							Recorded
							Investment
			90 Days			Total	90 Days or
	30-59 Days	60-89 Days	or More	Total		Loan	More and
	Past Due	Past Due	Past Due	Past Due	Current	Receivables	Accruing
	(In Thousands)

One-to four-family residential	$2,674	$309	$1,211	$4,194	$389,241	$393,435	$1,211
Multi-family residential and commercial	3,216	—	725	3,941	137,150	141,091	725
Construction:
Land only	—	—	600	600	8,467	9,067	—
One-to four-family residential	—	—	1,611	1,611	40,574	42,185	14
Multi-family residential	—	—	417	417	25,380	25,797	—
Commercial	—	—	3,050	3,050	28,394	31,444	—

Total construction	—	—	5,678	5,678	102,815	108,493	14
Home equity lines of credit	20	24	76	120	41,093	41,213	76
Commercial business loans	—	—	—	—	16,327	16,327	—
Consumer non-real estate loans	—	—	—	—	870	870	—

Total	$5,910	$333	$7,690	$13,933	$687,496	$701,429	$2,026

A loan is classified as a TDR if the Company, for economic or legal reasons related to a debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. We had eight loans classified as TDRs at June 30, 2011, with an aggregate outstanding balance of $12.7 million at such date. The $12.7 million of total TDRs consisted of four multi-family residential and commercial real estate loans with an aggregate outstanding balance of $8.7 million, two one- to four-family residential mortgage loans with an aggregate outstanding balance of $579,000, and two construction loans with an outstanding balance of $3.4 million at June 30, 2011. None of the TDRs were either delinquent or classified as non-accrual at June 30, 2011. No specific allowance was reserved on any of the TDRs at such date, except for a reserve of $174,000 in the aggregate reserved on the two construction loans. The loans are deemed to be TDRs due to concessions made to borrowers considered to be experiencing financial difficulties and we have reduced either the monthly payments or interest rate from the original contractual terms. We have no commitments to lend additional funds to the borrowers under any of these loans. We had six loans classified as TDRs at December 31, 2010, with an aggregate outstanding balance of $10.3 million at such date. The $10.3 million of total TDRs consisted of four multi-family residential and commercial real estate loans with an aggregate outstanding balance of $9.8 million and two one- to four-family residential mortgage loans with an aggregate outstanding balance of $583,000 at December 31, 2010. Except for one one- to four-family residential mortgage loan that was 30 days past due, none of the TDRs were delinquent at December 31, 2010. Of the six TDRs, one commercial real estate loan with an outstanding balance of $1.3 million at December 31, 2010 was classified as non-accrual. No specific allowance was reserved on any of the TDRs at such date.
Following is a summary of changes in the balance of real estate owned for the periods presented:

	Six Months Ended	Year Ended
	June 30, 2011	December 31, 2010

Balance—beginning of period	$23,588,139	$22,818,856
Additions	—	10,641,000
Capitalized improvements	76,340	575,699
Valuation adjustments	—	(350,981)
Dispositions	—	(10,096,435)

Balance—end of period	$23,664,479	$23,588,139

5.	DEPOSITS
Deposits consist of the following major classifications:

	June 30, 2011		December 31, 2010
Type of Account	Amount	Percent	Amount	Percent

Certificates	$405,030,472	48.2%	$432,016,478	48.0%
Passbook and MMDA	303,130,987	36.0	326,060,212	36.2
NOW	89,868,576	10.7	92,174,500	10.3
DDA	42,675,317	5.1	49,807,778	5.5

Total	$840,705,352	100.0%	$900,058,968	100.0%

6.	DEFERRED INCOME TAXES
Items that gave rise to significant portions of the deferred tax balances are as follows:

	June 30,	December 31,
	2011	2010

Deferred tax assets:
Allowance for loan losses	$1,481,402	$1,452,350
Deferred compensation	1,917,778	2,097,730
Write-down of impaired investments	295,529	295,529
Write-down of real estate owned	164,158	164,158
Property and equipment	241,317	219,098
Alternative minimum tax refund	837,440	837,440
Other assets	438,613	365,883

Total deferred tax assets	5,376,237	5,432,188

Deferred tax liabilities:
Unrealized gain on securities available-for-sale	(1,929,879)	(1,427,662)
Deferred loan fees	(353,864)	(364,331)
Other liabilities	(7,206)	(8,977)

Total deferred tax liabilities	(2,290,949)	(1,800,970)

Net deferred tax asset	$3,085,288	$3,631,218

7.	PENSION, PROFIT SHARING AND STOCK COMPENSATION PLANS
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

Employee Stock Ownership Plan
In 2004, the Bank established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the average market price of the shares. Under this plan, during 2004 and 2005 the ESOP acquired 914,112 shares (as adjusted for the exchange ratio as part of the June 2007 second-step conversion) of common stock for approximately $7.4 million, an average price of $8.06 per share (as adjusted). These shares are scheduled to be released over a 15-year period. In June 2007, the ESOP acquired an additional 1,042,771 shares of the Company’s common stock for approximately $10.4 million, an average price of $10.00 per share. These shares are scheduled to be released over a 30-year period. No additional purchases are expected to be made by the ESOP. At June 30, 2011, the ESOP held approximately 1.5 million unallocated shares of Company common stock with a fair value of $15.3 million and approximately 482,000 allocated shares with a fair value of $5.0 million. During the three-month periods ended June 30, 2011 and 2010, approximately 24,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $273,000 and $215,000 in compensation expense, respectively. During the six-month periods ended June 30, 2011 and 2010, approximately 48,000 shares were committed to be released to participants in each period, resulting in recognition of approximately $563,000 and $395,000 in compensation expense, respectively.
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
In January 2008, the shareholders of the Company approved the adoption of the 2007 Recognition and Retention Plan (the “2007 RRP”). In order to fund the 2007 RRP, the 2007 Recognition Plan Trust (the “2007 Trust”) acquired 520,916 shares of the Company’s common stock in the open market for approximately $5.4 million, an average price of $10.28 per share. The Company made sufficient contributions to the 2007 Trust to fund the purchase of these shares. Pursuant to the terms of the plan, all 520,916 shares acquired by the 2007 Trust were granted to certain officers, employees and directors of the Company. 2007 RRP shares generally vest at the rate of 20% per year over five years.

A summary of the status of the shares under the 2005 and 2007 RRP as of June 30, 2010 and 2009, and changes during the six months ended June 30, 2011 and 2010 are presented below:

	Six Months Ended June 30,
	2011		2010
		Weighted		Weighted
	Number of	average grant	Number of	average grant
	shares	date fair value	shares	date fair value

Nonvested at the beginning of the year	311,060	$9.21	481,272	$8.79
Granted	—	—	—	—
Vested	(93,140)	9.11	(94,940)	9.11
Forfeited	—	—	(3,876)	7.95

Nonvested at the end of the period	217,920	$9.26	382,456	$8.71

Compensation expense on RRP shares granted is recognized ratably over the five year vesting period in an amount which totals the market price of the common stock at the date of grant. During the three- and six-month periods ended June 30, 2011, approximately 10,000 and 14,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $231,000 and $464,000 in compensation expense, respectively. A tax benefit of approximately $79,000 and $263,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. During the three- and six-month periods ended June 30, 2010, approximately 45,000 and 90,000 RRP shares, respectively, were amortized to expense, based on the proportional vesting of the awarded shares, resulting in recognition of approximately $374,000 and $747,000 in compensation expense, respectively. A tax benefit of approximately $127,000 and $190,000, respectively, was recognized during these periods with respect to the 2005 and 2007 RRPs. As of June 30, 2011, approximately $1.6 million in additional compensation expense is scheduled to be recognized over the remaining lives of the RRP awards. At June 30, 2011, the weighted average remaining lives of the RRP awards was approximately 2.0 years. Under the terms of the 2005 RRP and 2007 RRP, any unvested RRP awards will become fully vested upon a change in control, such as the proposed merger with Susquehanna, resulting in the full recognition of any unrecognized expense.
Stock Options
In June 2005, the shareholders of Abington Community Bancorp also approved the adoption of the 2005 Stock Option Plan (the “2005 Option Plan”). As a result of the second-step conversion, the 2005 Option Plan became a stock benefit plan of the Company. Unexercised options which were previously granted under the 2005 Option Plan were adjusted by the 1.6 exchange ratio as a result of the second-step conversion and have been converted into options to acquire Company common stock. The 2005 Option Plan authorizes the grant of stock options to officers, employees and directors of the Company to acquire shares of common stock with an exercise price equal to the fair market value of the common stock on the grant date. Options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2011, a total of 1,142,640 shares of common stock have been reserved for future issuance pursuant to the 2005 Option Plan.
In January 2008, the shareholders of the Company also approved the adoption of the 2007 Stock Option Plan (the “2007 Option Plan”). As with the 2005 Option Plan, under the 2007 Option Plan options generally become vested and exercisable at the rate of 20% per year over five years and are generally exercisable for a period of ten years after the grant date. As of June 30, 2011, a total of 1,302,990 shares of common stock have been reserved for future issuance pursuant to the 2007 Option Plan.

A summary of the status of the Company’s stock options under the 2005 and 2007 Option Plans as of June 30, 2011 and 2010, and changes during the six months ended June 30, 2011 and 2010 are presented below:

	Six Months Ended June 30,
	2011		2010
		Weighted		Weighted
	Number of	average	Number of	average
	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,167,700	$8.47	2,198,888	$8.47
Granted	—	—	—	—
Exercised	(101,400)	8.44	(6,848)	7.51
Forfeited	(320)	10.18	(8,340)	8.06

Outstanding at the end of the period	2,065,980	$8.47	2,183,700	$8.47

Exercisable at the end of the period	1,563,572	$8.26	1,240,920	$8.21

The following table summarizes all stock options outstanding under the 2005 and 2007 Option Plans as of June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted	Weighted Average		Weighted
	Number of	Average	Remaining	Number of	Average
Exercise Price	Shares	Exercise Price	Contractual Life	Shares	Exercise Price
	(in years)

$6.00 - $7.00	12,000	$6.72	8.5	2,000	$6.72
7.01 - 8.00	852,960	7.51	4.0	852,960	7.51
8.01 - 9.00	2,400	8.35	4.4	2,400	8.35
9.01 - 10.00	1,163,500	9.14	6.6	678,500	9.14
Over 10.00	35,120	10.18	5.4	27,712	10.18

Total	2,065,980	$8.47	5.5	1,563,572	$8.26

Intrinsic value	$4,045,183			$6,255,036

No options were granted during the first six months of 2011 or 2010.
During the three and six months ended June 30, 2011, approximately $136,000 and $271,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $25,000 and $164,000, respectively, was recognized during each of these periods with respect to the Option Plans. During the three and six months ended June 30, 2010, approximately $218,000 and $436,000, respectively, was recognized in compensation expense for the Option Plans. A tax benefit of approximately $22,000 and $46,000, respectively, was recognized during each of these periods with respect to the Option Plans. At June 30, 2011, approximately $835,000 in additional compensation expense for awarded options remained unrecognized. The weighted average period over which this expense will be recognized is approximately 1.6 years.

8.	COMMITMENTS AND CONTINGENCIES
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2011 and December 31, 2010, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $133.3 million and $114.9 million, respectively, in the aggregate.
The Bank had approximately $1.7 million in outstanding mortgage loan commitments at June 30, 2011. The commitments are expected to be funded within 90 days with all $1.7 million being for loans which will have fixed rates of interest ranging from 4.125% to 5.000%. These loans were not originated for resale. Also outstanding at June 30, 2011 were unused home equity lines of credit totaling approximately $30.6 million and unused commercial lines of credit totaling approximately $74.4 million. The unused portion of our construction loans in process at June 30, 2011 amounted to approximately $26.5 million.
The Bank had approximately $2.9 million in outstanding mortgage loan commitments at December 31, 2010. The commitments are expected to be funded within 90 days with all $2.9 million being for loans which will have fixed rates of interest ranging from 4.125% to 4.875%. These loans were not originated for resale. Also outstanding at December 31, 2010 were unused home equity lines of credit totaling approximately $30.2 million and unused commercial lines of credit totaling approximately $51.8 million. The unused portion of our construction loans in process at December 31, 2010 amounted to approximately $30.1 million.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2011 and December 31, 2010, the Bank had letters of credit outstanding of approximately $46.8 million and $48.3 million, respectively, of which $46.0 million and $47.5 million, respectively, were standby letters of credit. At both June 30, 2011 and December 31, 2010, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of June 30, 2011 and December 31, 2010.
The Company is subject to various pending claims and contingent liabilities arising in the normal course of business which are not reflected in the accompanying consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material to our financial position or results of operations.

Among the Company’s contingent liabilities, are exposures to limited recourse arrangements with respect to the sales of whole loans and participation interests. At June 30, 2011, such exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
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
Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2011 and December 31, 2010, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.
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
Loans Receivable—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for footnote disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for footnote disclosure purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of one- to four-family residential mortgage loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates. The fair value of other loans is estimated by discounting contractual cash flows using discount rates based on our current pricing for loans with similar characteristics, adjusted for prepayment and credit loss estimates.
Impaired Loans— A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. We establish an allowance on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon independent market prices or appraised value of the collateral less estimated cost to sell. During the periods presented, loan impairment was evaluated based on the fair value of the loans’ collateral. Our appraisals are typically performed by independent third party appraisers, and are obtained as soon as practicable once indicators of possible impairment are identified. We obtained current appraisals of the collateral underlying all of our impaired loans for the periods presented. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our impaired loans at June 30, 2011 that were recorded at fair value are secured by both residential properties and commercial and construction properties. No comparable properties are available for our residential, commercial or construction properties and, accordingly, all of these impaired loans were classified as Level 3 assets at such date. Our impaired loans at December 31, 2010 that were recorded at fair value are secured by commercial and construction properties and, accordingly, these impaired loans were all classified as Level 3 assets at such date.

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.
FHLB Stock—Although Federal Home Loan Bank (“FHLB”) stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount. FHLB stock is evaluated for impairment based on the ultimate recoverability of the par value of the security. We have evaluated our FHLB stock for impairment, and we have determined that the stock was not impaired at June 30, 2011.
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

The tables below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2011
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$88,972,935	$—	$88,972,935	$—
Corporate bonds and commercial paper	3,534,055	—	3,534,055	—
Municipal bonds	17,923,395	—	17,923,395	—
Equity securities:
Mutual funds	2,737,755	2,737,755	—	—

Total investment securities available for sale	113,168,140	2,737,755	110,430,385	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$1,707	$—	$1,707	$—
FNMA pass-through certificates	27,751,738	—	27,751,738	—
FHLMC pass-through certificates	22,292,357	—	22,292,357	—
Collateralized mortgage obligations	116,415,468	—	116,415,468	—

Total mortgage-backed securities available for sale	166,461,270	—	166,461,270	—

Total	$279,629,410	$2,737,755	$276,891,655	$—

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
Agency bonds	$99,312,700	$—	$99,312,700	$—
Corporate bonds and commercial paper	3,558,295	—	3,558,295	—
Municipal bonds	19,320,900	—	19,320,900	—
Equity securities:
Mutual funds	2,712,006	2,712,006	—	—

Total investment securities available for sale	124,903,901	2,712,006	122,191,895	—

Mortgage-backed securities available for sale:
GNMA pass-through certificates	$2,006	$—	$2,006	$—
FNMA pass-through certificates	31,928,307	—	31,928,307	—
FHLMC pass-through certificates	28,648,152	—	28,648,152	—
Collateralized mortgage obligations	107,594,331	—	107,594,331	—

Total mortgage-backed securities available for sale	168,172,796	—	168,172,796	—

Total	$293,076,697	$2,712,006	$290,364,691	$—

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2011 and December 31, 2010:

	June 30, 2011
	Total	Level 1	Level 2	Level 3

Impaired loans:
One- to four- family residential	$1,799,743	$—	$—	$1,799,743
Multi-family residential and commerical	1,101,500	—	—	1,101,500
Construction	6,688,364	—	—	6,688,364

Total impaired loans	9,589,607	—	—	9,589,607
Real estate owned	23,664,479	—	—	23,664,479

Total	$33,254,086	$—	$—	$33,254,086

	December 31, 2010
	Total	Level 1	Level 2	Level 3

Impaired loans:
Multi-family residential and commerical	$1,348,304	$—	$—	$1,348,304
Construction	5,357,844	—	—	5,357,844

Total impaired loans	6,706,148	—	—	6,706,148
Real estate owned	23,588,139	—	—	23,588,139

Total	$30,294,287	$—	$—	$30,294,287

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

	June 30, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(In Thousands)
Assets:
Cash and cash equivalents	$73,579	$73,579	$77,687	$77,687
Investment securities	133,552	134,445	145,289	145,710
Mortgage-backed securities	216,055	217,732	225,045	226,511
Loans receivable—net	652,550	654,402	696,444	702,343
FHLB stock	12,524	12,524	13,877	13,877
Accrued interest receivable	3,746	3,746	4,103	4,103

Liabilities:
Deposits	$840,705	$834,302	$900,059	$886,873
Advances from Federal
Home Loan Bank	76,869	79,989	109,875	114,772
Other borrowed money	28,826	28,826	15,881	15,881
Accrued interest payable	3,218	3,218	912	912
Off balance sheet financial instruments	—	—	—	—
The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as described above. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and December 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011 and December 31, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following: (1) general economic conditions, (2) competitive pressure among financial services companies, (3) changes in interest rates, (4) deposit flows, (5) loan demand, (6) changes in legislation or regulation, (7) changes in accounting principles, policies and guidelines, (8) the possibility that our proposed merger with Susquehanna is not completed or, if completed, the anticipated benefits of such merger are not fully realized, (9) changes in the amount or character of our non-performing assets, and (10) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.

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
We recorded net income of $2.2 million for the quarter ended June 30, 2011, compared to net income of $2.0 million for the quarter ended June 30, 2010. The Company’s basic and diluted earnings per share were $0.12 and $0.11, respectively, for the second quarter of 2011 compared to basic and diluted earnings per share of $0.10 for the second quarter of 2010. Additionally, the Company reported net income of $3.7 million for the six months ended June 30, 2011, compared to net income of $3.6 million for the six months ended June 30, 2010. The Company’s basic and diluted earnings per share were each $0.19 for the first half of 2011 compared to basic and diluted earnings per share of $0.19 and $0.18, respectively, for the first half of 2010.
Our average interest rate spread increased to 2.80% and 2.75%, respectively, for the three-month and six-month periods ended June 30, 2011 from 2.67% and 2.70%, respectively, for the three-month and six-month periods ended June 30, 2010. The improvement in our average interest rate spread occurred as decreases in the average balance of and average yield earned on our interest-earning assets was more than offset by a decrease in the average balance of and average rate paid on our interest-bearing liabilities. Our net interest margin also increased period-over-period to 3.02% and 2.97%, respectively, for the three- month and six-month periods ended June 30, 2011 from 2.89% and 2.93%, respectively, for the three-month and six-month periods ended June 30, 2010.

No provision for loan losses was recorded during the three or six months ended June 30, 2011. Likewise, no provision was recorded during the three months ended June 30, 2010. A provision of $563,000 was recorded during the six months ended June 30, 2010. Management determined that no provision was required during the second quarter of 2011 based on our evaluation of the overall adequacy of the allowance for loan losses in relation to the loan portfolio, and in consideration of a number of factors including a decrease in the outstanding balance of our loans receivable and the resolution or charge-off of certain large-balance, non-performing loans in recent periods. Our total non-performing loans increased to $13.9 million at June 30, 2011 compared to $8.2 million at March 31, 2011 and $9.0 million at December 31, 2010. At June 30, 2011 our non-performing loans amounted to 2.12% of loans receivable compared to 1.19% at March 31, 2011 and 1.29% at December 31, 2010. Our allowance for loan losses amounted to 31.35% of non-performing loans at June 30, 2011 compared to 52.68% at March 31, 2011 and 47.27% at December 31, 2010.
The Company’s total assets decreased $70.4 million, or 5.6%, to $1.18 billion at June 30, 2011 compared to $1.25 billion at December 31, 2010. Our total deposits decreased $59.4 million or 6.6% to $840.7 million at June 30, 2011 compared to $900.1 million at December 31, 2010. Our total stockholders’ equity increased to $216.3 million at June 30, 2011 from $211.9 million at December 31, 2010.
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
The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not fully available, management judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value measurement. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2011 and December 31, 2010, while we did not have any assets that were measured at fair value on a recurring basis using Level 3 measurements, we did have assets that were measured at fair value on a nonrecurring basis using Level 3 measurements. See Note 9 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of our fair value measurements.

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
COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2011 AND DECEMBER 31, 2010
The Company’s total assets decreased $70.4 million, or 5.6%, to $1.18 billion at June 30, 2011 compared to $1.25 billion at December 31, 2010. The most significant decreases were in our investment and mortgage-backed securities, which decreased $20.7 million in the aggregate during the first half of 2011, and loans receivable, which decreased $43.9 million during the first half of 2011. These decreases occurred as repayments of securities and loans during the period were used primarily to reduce our liabilities. Of $76.1 million in calls, maturities and repayments of our investment and mortgage-backed securities, only $53.8 million of those funds were reinvested in new securities. The largest decreases within our loan portfolio during the first half of 2011 were with our one- to four-family residential loans, which decreased $13.6 million or 3.5% during the period, our multi-family residential and commercial real estate loans, which decreased $20.1 million or 14.3% during the period, and our gross construction loans, which decreased $12.1 million or 8.7% during the period. The decrease in our gross construction loans was partially offset by a $3.5 million decrease in the balance of our loans-in-process. The decrease in one- to four-family residential loans was due primarily to a decrease in demand, including a decrease in the rate of mortgage refinancing. The decrease in our multi-family residential and commercial real estate loans and construction loans was also due, in part, to a decrease in demand, but also reflects our increased selectivity in the origination of these types of loans given the increased risk involved in making construction loans and the relatively high amount of non-performing assets that we are continuing to manage.

Our total deposits decreased $59.4 million or 6.6% to $840.7 million at June 30, 2011 compared to $900.1 million at December 31, 2010. The decrease during the first half of 2011 was due to decreases in all categories of deposits, including a decrease in our savings and money market accounts of $22.9 million and a decrease in our certificates of deposit of $27.0 million. Our advances from the Federal Home Loan Bank (“FHLB”) decreased $33.0 million or 30.0% to $76.9 million at June 30, 2011 from $109.9 million at December 31, 2010, as we continued to repay existing balances. Our repayment of advances from the FHLB is described further in the next section, “Liquidity and Capital Resources”. Our other borrowed money, which consists of overnight repurchase agreements entered into with certain of our commercial checking account customers, increased $12.9 million or 81.5% to $28.8 million at June 30, 2011 compared to $15.9 million at December 31, 2010.
Our total stockholders’ equity increased to $216.3 million at June 30, 2011 from $211.9 million at December 31, 2010. Contributing to the increase was the reissuance of approximately 101,000 shares of treasury stock with an aggregate cost basis of approximately $968,000 in conjunction with the exercise of stock options by certain of our employees during the period. Additionally, our retained earnings increased $1.4 million as our net income for the period was partially offset by the payment of our quarterly cash dividends of $0.06 per share of common stock each quarter. Furthermore, our accumulated other comprehensive income increased $1.0 million during the first six months of 2011 primarily due to increases in the aggregate fair value of our available for sale investment and mortgage-backed securities. The Bank’s regulatory capital levels continue to far exceed requirements for well capitalized institutions (see chart in next section, “Liquidity and Capital Resources”).
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are from deposits, amortization of loans, loan prepayments and pay-offs, cash flows from mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2011, our cash and cash equivalents amounted to $73.6 million. In addition, at that date we had $2.2 million in investment securities scheduled to mature within the next 12 months. Our available for sale investment and mortgage-backed securities amounted to an aggregate of $279.6 million at June 30, 2011.
We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2011, we had certificates of deposit maturing within the next 12 months of $211.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.

In addition to cash flow from loans and securities as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. Our borrowings consist primarily of advances from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the FHLB, we pledge substantially all of our residential mortgage loans and mortgage-backed securities as well as all of our stock in the FHLB as collateral for such advances. As of June 30, 2011, we had $76.9 million in outstanding FHLB advances, and we had $395.9 million in additional FHLB advances available to us. During the first half of 2011, we continued to significantly reduce our outstanding balance of advances from the FHLB. We determined to continue to repay a portion of our FHLB advances due to a number of factors, including an evaluation of our overall liquidity and leverage positions, as well as our collateral position with the FHLB. Should we decide to utilize sources of funding other than advances from the FHLB, we believe that additional funding is readily available in the form of advances or repurchase agreements through various other sources.
Our total stockholders’ equity increased to $216.3 million at June 30, 2011 from $211.9 million at December 31, 2010. We continue to maintain a strong capital base due largely to the $134.7 million in net proceeds received from our second-step conversion and stock offering completed in June 2007. Half of these net proceeds, approximately $67.3 million, were invested in Abington Bank. The net proceeds received by the Bank further strengthened its capital position, which already exceeded all regulatory requirements (see table below).
The following table summarizes regulatory capital ratios for the Bank as of the dates indicated and compares them to current regulatory requirements. As a savings and loan holding company, the Company is not subject to any regulatory capital requirements.

	Actual Ratios At
	June 30,	December 31,	Regulatory	To Be Well
	2011	2009	Minimum	Capitalized
Capital Ratios:
Tier 1 leverage ratio	15.16%	13.84%	4.00%	5.00%
Tier 1 risk-based capital ratio	24.86	23.31	4.00	6.00
Total risk-based capital ratio	25.47	23.89	8.00	10.00
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
At June 30, 2011, the Company has four share-based compensation plans, the 2005 and the 2007 Recognition and Retention Plans (the “2005 RRP” and “2007 RRP”) and the 2005 and 2007 Stock Option Plans (the “2005 Option Plan” and “2007 Option Plan”). Share awards were first issued under the 2005 plans in July 2005. Share awards were first issued under the 2007 plans in January 2008. See Note 7 in the Notes to the Unaudited Consolidated Financial Statements herein for a further description of these plans.
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

COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS
We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and the unused portions of lines of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated statements of financial condition. Commitments to extend credit and lines of credit are not recorded as an asset or liability by us until the instrument is exercised. At June 30, 2011 and December 31, 2010, we had no commitments to originate loans for sale.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the loan agreement. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer. The amount and type of collateral required varies, but may include accounts receivable, inventory, equipment, real estate and income-producing commercial properties. At June 30, 2011 and December 31, 2010, commitments to originate loans and commitments under unused lines of credit, including undisbursed portions of construction loans in process, for which the Bank was obligated amounted to approximately $133.3 million and $114.9 million, respectively, in the aggregate.
Letters of credit are conditional commitments issued by the Bank guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Commercial letters of credit are used primarily to facilitate trade or commerce and are also issued to support public and private borrowing arrangements, bond financings and similar transactions. Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At June 30, 2011 and December 31, 2010, the Bank had letters of credit outstanding of approximately $46.8 million and $48.3 million, respectively, of which $46.0 million and $47.5 million, respectively, were standby letters of credit. At both June 30, 2011 and December 31, 2010, the uncollateralized portion of the letters of credit extended by the Bank was approximately $7,000, all of which was for standby letters of credit in both periods. The current amount of the liability for guarantees under letters of credit was not material as of June 30, 2011 and December 31, 2010.
The Company is also subject to various pending claims and contingent liabilities arising in the normal course of business, which are not reflected in the unaudited consolidated financial statements. Management considers that the aggregate liability, if any, resulting from such matters will not be material.
Among the Company’s contingent liabilities are exposures to limited recourse arrangements with respect to the Bank’s sales of whole loans and participation interests. At June 30, 2011, the exposure, which represents a portion of credit risk associated with the sold interests, amounted to $185,000. The exposure is for the life of the related loans and payable, on our proportional share, as losses are incurred.
We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and under our construction loans at June 30, 2011.

		Amount of Commitment Expiration - Per Period
			After One to	After Three
	Total Amounts	To	Three	to Five	After Five
	Committed	One Year	Years	Years	Years
	(In Thousands)
Letters of credit	$46,793	$28,549	$18,243	$—	$1
Recourse obligations on loans sold	185	—	—	—	185
Commitments to originate loans	1,691	1,691	—	—	—
Unused portion of home equity lines of credit	30,610	—	—	—	30,610
Unused portion of commercial lines of credit	74,424	74,424	—	—	—
Undisbursed portion of construction loans in process	26,527	22,637	3,890	—	—

Total commitments	$180,230	$127,301	$22,133	$—	$30,796

The following table summarizes our contractual cash obligations at June 30, 2011. The balances included in the table do not reflect the interest due on these obligations.

		Payments Due By Period
			After One to	After Three
		To	Three	to Five	After Five
	Total	One Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$405,030	$211,314	$68,334	$66,359	$59,023

FHLB advances	76,869	1,664	28,241	38,182	8,782
Repurchase agreements	28,826	28,826	—	—	—

Total debt	105,695	30,490	28,241	38,182	8,782

Operating lease obligations	4,096	900	1,517	975	704

Total contractual obligations	$514,821	$242,704	$98,092	$105,516	$68,509

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010
General. We recorded net income of $2.2 million for the quarter ended June 30, 2011, compared to net income of $2.0 million for the quarter ended June 30, 2010. The Company’s basic and diluted earnings per share were $0.12 and $0.11, respectively, for the second quarter of 2011 compared to basic and diluted earnings per share of $0.10 for the second quarter of 2010. Net interest income was $8.0 million for the three months ended June 30, 2011, compared to $8.2 million for the three months ended June 30, 2010. The decrease in our net interest income of 2.8% for the 2011 quarter compared to the 2010 quarter occurred as lower interest expense was more than offset by a reduction in interest income. Our average interest rate spread increased 13 basis points to 2.80% for the three months ended June 30, 2011 from 2.67% for the three months ended June 30, 2010. The improvement in our average interest rate spread occurred as decreases in the average balance of and average yield earned on our interest-earning assets was more than offset by a decrease in the average balance of and average rate paid on our interest-bearing liabilities. Our net interest margin also increased quarter-over-quarter to 3.02% for the three months ended June 30, 2011 from 2.89% for the three months ended June 30, 2010.

Interest Income. Our total interest income for the three months ended June 30, 2011 decreased $1.4 million or 11.1% over the comparable 2010 period to $11.5 million. The decrease occurred as a result of a decline in both the average balance of our total interest-earning assets and the average yield earned on those assets. Although the average balances of our investment and mortgage-backed securities increased by $444,000 and $1.3 million, respectively, quarter-over-quarter, these increases were more than offset by a decrease in the average balance of our loan portfolio of $58.8 million or 8.1% quarter-over-quarter as well as a decrease in our other interest-earning assets of $18.7 million. The average yield earned on our total interest-earning assets decreased 22 basis points to 4.32% for the second quarter of 2011 compared to 4.54% for the second quarter of 2010. The largest decreases were in the average yields earned on our investment and mortgage-backed securities, which declined 26 basis points and 85 basis points, respectively, quarter-over-quarter. The decrease in the average yield earned on our interest-earning assets was primarily the result of the current interest rate environment.
Interest Expense. Our total interest expense for the three months ended June 30, 2011 decreased $1.2 million or 25.8% from the comparable 2010 period to $3.5 million. The decrease occurred as a result of a decline in both the average balance of our total interest-bearing liabilities and the average rate paid on those liabilities. The average balance of our total interest-bearing liabilities decreased $86.9 million or 8.7% to $911.1 million for the second quarter of 2011 from $998.0 million for the second quarter of 2010. The decrease was due primarily to decreases in the average balance of our advances from the FHLB of $51.5 million or 39.0% and our certificates of deposit of $57.5 million or 12.3%, quarter-over-quarter. This was partially offset by an increase in the average balance of our core deposits of $25.1 million quarter-over-quarter. The average rate we paid on our total interest-bearing liabilities decreased 35 basis points to 1.52% for the second quarter of 2011 from 1.87% for the second quarter of 2010 due to declines in the average rate paid on our advances from the FHLB of 74 basis points and our deposits of 19 basis points.

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

	Three Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$130,286	$801	2.46%	$129,842	$883	2.72%
Mortgage-backed securities	208,132	1,753	3.37	206,866	2,180	4.22
Loans receivable(2)	666,850	8,894	5.33	725,684	9,816	5.41
Other interest-earning assets	56,329	16	0.11	75,068	20	0.11

Total interest-earning assets	1,061,597	11,464	4.32	1,137,460	12,899	4.54

Cash and non-interest bearing balances	21,303			23,473
Other non-interest-earning assets	96,737			111,561

Total assets	$1,179,637			$1,272,494

Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$308,272	481	0.62	$291,494	666	0.91
Checking accounts	90,705	6	0.03	82,350	10	0.05
Certificate accounts	408,885	2,238	2.19	466,386	2,557	2.19

Total deposits	807,862	2,725	1.35	840,230	3,233	1.54
FHLB advances	80,605	714	3.54	132,079	1,414	4.28
Other borrowings	22,674	22	0.39	25,686	21	0.33

Total interest-bearing liabilities	911,141	3,461	1.52	997,995	4,668	1.87

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	41,531			44,204
Real estate tax escrow accounts	3,894			4,215
Other liabilities	8,637			11,558

Total liabilities	965,203			1,057,972
Stockholders’ equity	214,434			214,522

Total liabilities and stockholders’ equity	$1,179,637			$1,272,494

Net interest-earning assets	$150,456			$139,465

Net interest income; average interest rate spread		$8,003	2.80%		$8,231	2.67%

Net interest margin(3)			3.02%			2.89%

(1)	Investment securities for the 2011 period include 122 tax-exempt municipal bonds with an aggregate average balance of $37.7 million and an average yield of 4.0%. Investment securities for the 2010 period include 131 tax-exempt municipal bonds with an aggregate average balance of $40.0 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. No provision for loan losses was recorded during the three months ended June 30, 2011 or 2010. The provision for loan losses is charged to expense as necessary to bring our allowance for loan losses to a sufficient level to cover known and inherent losses in the loan portfolio. Management determined that no provision was required during the second quarter of 2011 based on our evaluation of the overall adequacy of the allowance for loan losses in relation to the loan portfolio, and in consideration of a number of factors including a decrease in the outstanding balance of our loans receivable and the resolution or charge-off of certain large-balance, non-performing loans in recent periods.
Our non-accrual loans increased to $10.9 million at June 30, 2011 compared to $7.1 million at March 31, 2011 and $7.0 million at December 31, 2010. The increase during the second quarter of 2011 was due primarily to the addition four multi-family residential and commercial real estate loans and eight one- to four-family residential loans to three borrowers with an aggregate outstanding balance of $3.8 million at June 30, 2011. Also contributing to the increase was the addition of one construction loan with an outstanding balance of $1.9 million at June 30, 2011. All of these loans were classified as substandard at June 30, 2011, and $371,000 of our allowance for loan losses was allocated to these loans at such date. These loans had previously been classified as substandard with a similar allowance allocated to them at both March 31, 2011 and December 31, 2010. Our total non-performing loans, defined as non-accruing loans and accruing loans 90 days or more past due, increased to $13.9 million at June 30, 2011 compared to $8.2 million at March 31, 2011 and $9.0 million at December 31, 2010. The increase during the second quarter of 2011 was due primarily to the addition of the aforementioned non-accrual loans, as well as to one construction loan with an outstanding balance of $1.8 million at June 30, 2011 that became over 90 days past due during the second quarter of 2011, but continued to remain on accrual status. At June 30, 2011 our non-performing loans amounted to 2.12% of loans receivable compared to 1.19% at March 31, 2011 and 1.29% at December 31, 2010. Our allowance for loan losses amounted to 31.35% of non-performing loans at June 30, 2011 compared to 52.68% at March 31, 2011 and 47.27% at December 31, 2010. At June 30, 2011 our non-performing assets amounted to 3.19% of total assets compared to 2.71% at March 31, 2011 and 2.62% at December 31, 2010.
Management continues to monitor our loan portfolio and the adequacy of our allowance for loan losses on an ongoing basis. While we have made significant strides in recent periods in identifying our non-performing assets, no assurance can be given that additional provisions for loan losses or loan charge-offs may not be required in subsequent quarters.

The following table shows the amounts of our non-performing assets (defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned) at the date indicated.

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$1,952	$—	$—
Multi-family residential and commercial real estate(1)	2,005	1,348	3,502
Construction	6,910	5,664	18,456
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total non-accruing loans	10,867	7,012	21,958

Accruing loans 90 days or more past due:
One- to four-family residential(2)	677	1,211	63
Multi-family residential and commercial real estate	—	725	—
Construction	2,271	14	—
Commercial business	—	—	—
Home equity lines of credit	81	76	109
Consumer non-real estate	—	—	—

Total accruing loans 90 days or more past due	3,029	2,026	172

Total non-performing loans(3)	13,896	9,038	22,130

Real estate owned, net	23,664	23,588	13,142

Total non-performing assets	37,560	32,626	35,272

Performing troubled debt restructurings:
One- to four-family residential(4)	579	583	—
Multi-family residential and commercial real estate	8,732	8,417	—
Construction	3,353	—	—
Commercial business	—	—	—
Home equity lines of credit	—	—	—
Consumer non-real estate	—	—	—

Total performing troubled debt restructurings	12,664	9,000	—

Total non-performing assets and performing troubled debt restructurings	$50,224	$41,626	$35,272

Total non-performing loans as a percentage of loans	2.12%	1.29%	2.98%

Total non-performing loans as a percentage of total assets	1.18%	0.72%	1.73%

Total non-performing assets as a percentage of total assets	3.19%	2.62%	2.78%

(1)	Included in this category of non-accruing loans at March 31, 2011 and December 31, 2010 is one troubled debt restructuring with a balance of $1.3 million at each such date.

(2)	Included in this category of non-accruing loans at March 31, 2011 is one troubled debt restructuring with a balance of $219,000 at such date.

(3)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(4)	Two performing troubled debt restructurings (“TDRs”) included in one- to four-family residential loans with an aggregate outstanding balance of $583,000 at June 30, 2010 were identified as a result of enhanced procedures, although no such balances were previously reported at such date.

The following table shows the composition of our construction loan portfolio by type and size of the loan, as well as the composition of the classification and allowance for loan losses for the loans within the construction loan portfolio at June 30, 2011.

			Type				Loan Classification
												Allowance
											Accruing	for Loan
											Loans 90	Losses
		Total		One- to							Days or	Allocated to
	No. of	Balance	Land	Four-	Multi-	Commercial			Special		More Past	Construction
Range	Loans	Outstanding	Only	Family	Family	Real Estate	Doubtful	Substandard	Mention	Non-Accrual(1)	Due	Loans
	(Dollars in Thousands)

Loans over $10.0 million	2	$35,043	$—	$—	$21,499	$13,544	$—	$13,544	$21,499	$—	$—	$386
Loans $5.0 million to $10.0 million	2	10,802	—	5,027	—	5,775	—	—	—	—	—	374
Loans $2.5 million to $5.0 million	7	25,299	2,911	17,465	4,923	—	—	2,911	10,932	—	—	415
Loans $1.0 million to $2.5 million	15	25,198	4,499	15,858	—	4,841	—	11,215	3,731	6,014	1,832	973
Loans under $1.0 million	13	3,587	1,155	1,730	702	—	—	1,379	555	896	439	244

Total construction loans	39	$99,929	$8,565	$40,080	$27,124	$24,160	$—	$29,049	$36,717	$6,910	$2,271	$2,392

(1)	All of the $6.9 million of non-accrual construction loans at June 30, 2011 are classified substandard.

Non-interest Income. Our total non-interest income decreased $21,000 or 2.6% to $785,000 for the second quarter of 2011 from $806,000 for the second quarter of 2010. The decrease occurred as an increase in other income of $30,000 quarter-over-quarter was more than offset by decreases in service charge income and income on bank owned life insurance (“BOLI”) of $39,000 and $7,000, respectively, as well as a $5,000 larger net loss on real estate owned (“REO”).
Non-interest Expenses. Our total non-interest expenses for the second quarter of 2011 amounted to $5.9 million, representing a decrease of $516,000 or 8.1% compared to the second quarter of 2010. All expense categories decreased quarter-over-quarter with the exception of our data processing expense and our advertising and promotions expense, which increased $30,000 and $27,000, respectively. The largest decreases were in expenses for professional services and deposit insurance premium, which decreased $132,000 and $158,000, respectively, quarter-over-quarter. The decrease in professional services expenses resulted primarily from reduced expenses relating the resolution of non-performing loans and REO. The decrease in deposit insurance premiums related to a reduction in the rate assessed by the FDIC for our institution.
Income Tax Expense. We recorded an income tax expense of approximately $756,000 for the second quarter of 2011 compared to an income tax expense of approximately $668,000 for the second quarter of 2010. The fluctuation in our income tax expense was primarily a result of the change in our pre-tax income.
COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
General. We recorded net income of $3.7 million for the six months ended June 30, 2011, compared to net income of $3.6 million for the six months ended June 30, 2010. Basic and diluted earnings per share were each $0.19 for the first six months of 2011 compared to $0.19 and $0.18, respectively, for the first six months of 2010. Net interest income was $16.0 million for the six months ended June 30, 2011, compared to $16.5 million for the six months ended June 30, 2010, a decrease of 2.6%. As was the case for the three months ended June 30, 2011, the decrease in our net interest income for the first half of 2011 compared to the first half of 2010 occurred as lower interest expense was more than offset by a reduction in interest income. Our average interest rate spread increased five basis points to 2.75% for the six months ended June 30, 2011 from 2.70% for the six months ended June 30, 2010. As was the case for the three month period ended June 30, 2011, the improvement in our average interest rate spread occurred as decreases in the average balance of and average yield earned on our interest-earning assets was more than offset by a decrease in the average balance of and average rate paid on our interest-bearing liabilities. Our net interest margin also increased period-over-period to 2.97% for the six months ended June 30, 2011 from 2.93% for the six months ended June 30, 2010.
Interest Income. Our total interest income for the six months ended June 30, 2011 decreased $2.8 million or 10.9% over the comparable 2010 period to $23.2 million. As was the case for the three-month period, the decrease occurred as a result of a decline in both the average balance of our total interest-earning assets and the average yield earned on those assets. Although the average balances of our investment and mortgage-backed securities increased by $12.9 million and $4.7 million, respectively, period-over-period, these increases were more than offset by a decrease in the average balance of our loan portfolio of $56.6 million or 7.7% period-over-period as well as a decrease in our other interest-earning assets of $4.8 million. The average yield earned on our total interest-earning assets decreased 34 basis points to 4.32% for the first half of 2011 compared to 4.54% for the first half of 2010. The largest decreases were in the average yields earned on our investment and mortgage-backed securities, which declined 36 basis points and 89 basis points, respectively, period-over-period. As was the case for the three-month period, the decrease in the average yield earned on our interest-earning assets was primarily the result of the current interest rate environment.

Interest Expense. Our total interest expense for the six months ended June 30, 2011 decreased $2.4 million or 25.2% from the comparable 2010 period to $7.1 million. As was the case for the three-month period the decrease in our interest expense occurred as a result of a decline in both the average balance of our total interest-bearing liabilities and the average rate paid on those liabilities. The average balance of our total interest-bearing liabilities decreased $59.5 million or 6.0% to $928.2 million for the first half of 2011 from $987.7 million for the first half of 2010. The decrease was due primarily to decreases in the average balance of our advances from the FHLB of $49.5 million or 36.0% and our certificates of deposit of $44.8 million or 9.7%, period-over-period. This was partially offset by an increase in the average balance of our core deposits of $36.9 million period-over-period. The average rate we paid on our total interest-bearing liabilities decreased 39 basis points to 1.54% for the first half of 2011 from 1.93% for the first half of 2010 due to declines in the average rate paid on our advances from the FHLB of 71 basis points and our deposits of 24 basis points.

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

	Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Investment securities(1)	$134,933	$1,630	2.42%	$122,057	$1,694	2.78%
Mortgage-backed securities	212,463	3,624	3.41	207,798	4,465	4.30
Loans receivable(2)	676,112	17,881	5.29	732,723	19,815	5.41
Other interest-earning assets	56,689	32	0.11	61,490	26	0.08

Total interest-earning assets	1,080,197	23,167	4.29	1,124,068	26,000	4.63

Cash and non-interest bearing balances	19,868			21,563
Other non-interest-earning assets	96,892			113,309

Total assets	$1,196,957			$1,258,940

Interest-bearing liabilities:
Deposits:
Savings and money market accounts	$310,438	958	0.62	$282,038	1,353	0.96
Checking accounts	89,946	11	0.02	81,454	19	0.05
Certificate accounts	418,910	4,526	2.16	463,704	5,150	2.22

Total deposits	819,294	5,495	1.34	827,196	6,522	1.58
FHLB advances	88,007	1,589	3.61	137,506	2,968	4.32
Other borrowings	20,891	43	0.41	22,961	35	0.30

Total interest-bearing liabilities	928,192	7,127	1.54	987,663	9,525	1.93

Non-interest-bearing liabilities:
Non-interest-bearing demand accounts	43,321			42,871
Real estate tax escrow accounts	3,743			4,028
Other liabilities	7,941			9,868

Total liabilities	983,197			1,044,430
Stockholders’ equity	213,760			214,510

Total liabilities and stockholders’ equity	$1,196,957			$1,258,940

Net interest-earning assets	$152,005			$136,405

Net interest income; average interest rate spread		$16,040	2.75%		$16,475	2.70%

Net interest margin(3)			2.97%			2.93%

(1)	Investment securities for the 2011 period include 123 tax-exempt municipal bonds with an aggregate average balance of $38.3 million and an average yield of 4.0%. Investment securities for the 2010 period include 133 tax-exempt municipal bonds with an aggregate average balance of $40.0 million and an average yield of 3.9%. The tax-exempt income from such securities has not been presented on a tax equivalent basis.

(2)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.

(3)	Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses. No provision for loan losses was recorded during the three months ended June 30, 2011 or 2010. A provision of $563,000 was recorded during the six months ended June 30, 2010. As previously described in the preceding discussion of our results for the quarter ended June 30, 2011, management determined that no provision was required during the first half of 2011 based on our evaluation of the overall adequacy of the allowance for loan losses in relation to the loan portfolio, and in consideration of a number of factors including a decrease in the outstanding balance of our loans receivable and the resolution or charge-off of certain large-balance, non-performing loans in recent periods.
Non-interest Income. Our total non-interest income increased to $1.5 million for the first half of 2011 from $1.2 million for the first half of 2010. The increase was due primarily to an improvement in our net loss on REO of $381,000 period-over-period partially offset by a decrease in service charge income of $62,000.
Non-interest Expenses. Our total non-interest expenses for the first half of 2011 amounted to $12.8 million, representing an increase of $453,000 or 3.7% compared to the first half of 2010. The largest increases were in expenses for salaries and employee benefits and professional services, which increased $158,000 and $395,000, respectively, period-over-period. These increases were partially offset by a decrease of $158,000 in our expense for director compensation period-over-period. The increase in employee benefits expense resulted from a number of factors, including higher health and insurance benefit costs, normal merit increases in salary, a higher expense for employee profit sharing, and a higher expense related to our ESOP. Partially offsetting these increases was a decrease in our expense for the 2005 and 2007 Option Plans and the 2005 and 2007 RRPs, due to the final vesting in 2010 of certain awards granted to officers and employees. The increase in our professional services expense was due primarily to additional legal and consulting expenses related to our proposed merger with Susquehanna, including expenses related to certain shareholder lawsuits, which have been settled or dismissed. The decrease in our expense for director compensation also related to the vesting in 2010 of certain awards under our Option Plans and RRPs.
Income Tax Expense. We recorded an income tax expense of approximately $1.0 million for the first half of 2010 compared to an expense of approximately $1.1 million for the first half of 2010. Our effective tax rate improved to 21.5% for the first half of 2011 compared to 24.0% for the first half of 2010 largely as a result of the tax benefit related to the exercise of stock options by certain of our employees during the period.

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

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our current asset/liability policy provides that our one-year interest rate gap as a percentage of total assets should not exceed positive or negative 20%. This policy was adopted by our management and Board based upon their judgment that it established an appropriate benchmark for the level of interest-rate risk, expressed in terms of the one-year gap, for the Bank. In the event our one-year gap position were to approach or exceed the 20% policy limit, we would review the composition of our assets and liabilities in order to determine what steps might appropriately be taken, such as selling certain securities or loans or repaying certain borrowings, in order to maintain our one-year gap in accordance with the policy. Alternatively, depending on the then-current economic scenario, we could determine to make an exception to our policy or we could determine to revise our policy. In recent periods, our one-year gap position was well within our policy. Our one-year cumulative gap was a negative 1.83% at June 30, 2011, compared to a negative 0.50% at December 31, 2010.
The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at June 30, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 15% to 26%. The annual prepayment rate for mortgage-backed securities is assumed to range from 15% to 33%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” ranging from 0% to 25%.

		More than	More than	More than
	6 Months	6 Months	1 Year	3 Years	More than	Total
	or Less	to 1 Year	to 3 Years	to 5 Years	5 Years	Amount
	(Dollars in Thousands)
Interest-earning assets (1):
Loans receivable (2)	$215,729	$42,141	$146,033	$97,602	$144,535	$646,040
Mortgage-backed securities	30,742	25,268	70,416	40,665	44,595	211,686
Investment securities	6,377	1,305	52,249	71,251	1,063	132,245
Other interest-earning assets	60,359	—	—	—	—	60,359

Total interest-earning assets	313,207	68,714	268,698	209,518	190,193	1,050,330

Interest-bearing liabilities:
Savings and money market accounts	$71,773	$71,773	$63,834	$52,334	$43,417	$303,131
Checking accounts	—	—	—	—	89,869	89,869
Certificate accounts	147,781	64,803	67,064	66,359	59,023	405,030
FHLB advances	9,602	8,822	28,107	27,147	3,191	76,869
Other borrowed money	28,826	—	—	—	—	28,826

Total interest-bearing liabilities	257,982	145,398	159,005	145,840	195,500	903,725

Interest-earning assets less interest-bearing liabilities	$55,225	$(76,684)	$109,693	$63,678	$(5,307)	$146,605

Cumulative interest-rate sensitivity gap (3)	$55,225	$(21,459)	$88,234	$151,912	$146,605

Cumulative interest-rate gap as a percentage of total assets at June 30, 2011	4.71%	(1.83)%	7.52%	12.95%	12.49%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at June 30, 2011	121.41%	94.68%	115.69%	121.45%	116.22%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans net of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.

(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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
On May 19, 2011, a lawsuit was filed in the United States District Court for the District of Connecticut by Open Solutions Inc. (“OSI”) against the Bank. Open Solutions Inc. v. Abington Savings Bank. In the complaint, OSI, a provider of various data processing services and products to financial institutions, alleges that the Bank has failed to honor certain purported contractual obligations with OSI. OSI makes claims for breach of contract, breach of the covenant of good faith and fair dealing and violation of the Connecticut Unfair Trade Practices Act and requests damages in an amount to-be-determined but alleged to be in excess of $5.0 million, plus interest, costs and expenses and punitive damages. The Company believes that the claims asserted are without merit, has filed motions to dismiss and intends to vigorously defend itself and the Bank against this lawsuit.

ITEM 1A.	RISK FACTORS
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)	Not applicable.
(b)	Not applicable.
(c)	Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION
Not applicable.

ITEM 6.	EXHIBITS

No.	Description
31.1	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Executive Officer.

31.2	Rule 13a-14(d) and 15d-14(d) Certification of the Chief Financial Officer.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.
The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*	These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABINGTON BANCORP, INC.
Date: August 5, 2011	By:	/s/ Robert W. White
Robert W. White
Chairman, President and Chief Executive Officer

Date: August 5, 2011	By:	/s/ Jack J. Sandoski
Jack J. Sandoski
Senior Vice President and Chief Financial Officer